Form 10-Q
period 1996-04-30
CHANCELLOR GROUP INC/
filed 1996-05-31
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1996

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                                   to

Commission File Number: 33-55254-32

                             CHANCELLOR GROUP, INC.
                       (Formerly Nighthawk Capital, Inc.)
             (Exact name of registrant as specified in its charter)

         NEVADA                                        87-0438647
(State or other jurisdiction of               (IRS Employer Identification
 incorporation or organization)                 Number)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                  10021
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (212) 988-0394

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding as of May 28, 1996
- - -------------------------------------   ---------------------------------------
         $0.001 PAR VALUE                        2,100,000 SHARES
         CLASS A COMMON STOCK

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Financial Statements                                                       Page

Consolidated Balance Sheets as at
     July 31, 1995 and April 30, 1996                                        F-1

Consolidated Statements of Operations for
     the quarter ending April 30, 1996                                       F-2

Consolidated Statements of Shareholders'
     Equity for the period from May 2, 1986 to April 30, 1996                F-3

Consolidated Statements of Cash Flows
     for the quarter ending April 30, 1996                                   F-4

Selected Notes to Consolidated Financial Statements                          F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was originally incorporated in Utah in 1986 and reincorporated in Nevada in 1993. In July 1995, the Company acquired all of the issued capital of All Capital Funds Pty Limited, an Australian investment banking firm. At the same time, the Company acquired all of the issued capital of two Kentucky based gas operations, Delstar Gas Systems, Inc. and Northstar Gas Systems, Inc., covering gas reserves and gas transmission facilities, respectively.

During the current quarter, the Company changed its name to Chancellor Group, Inc. (formerly Nighthawk Capital, Inc.) and changed the name of its Australian operating subsidiary to Chancellor Australia Pty Limited.

Today, these two acquisitions comprise the backbone of the Company's operations. The investment banking and financial services are provided through Chancellor Australia Pty Limited, which services have been expanded through the creation of other subsidiaries. Chancellor Securities Limited, with a Securities Dealers' license pending, is responsible for the investment banking services in Australia. Passport Travel and Phonesafe Pty Limited are both inactive shells with rights to several insurance products. The Company has installed experienced insurance people with a mandate to create a small to medium sized insurance company servicing niche markets. All of the insurance risk has been laid off to Sun Alliance Insurance and BCH Marine Insurance, two substantial underwriters. CGI Financial Services Pty Limited was created to provide specialized foreign exchange services, in cooperation with Hong Kong and Shanghai Banking Corporation affiliates worldwide. CGI Automated Systems specializes in the development of mobile, PC, and telephone based debit and credit card transactions. Together, these companies comprise the financial services division. The Company has also completed the acquisition of several small gold mining tenements in North Queensland, Australia, within its 80% owned subsidiary, Cascade Gems Pty Limited. The result is that the Company is left with an 80% interest, and will look to an Australian stock exchange listing of its securities later this year.

Results of Operations

The results for the quarter ended April 30, 1996 are significant for the Company. Not merely for the fact that they show a substantial profit for both the quarter and year to date; not merely for the fact that the Net Profit after tax of $1,602,782 (79 cents per share) for the quarter and $2,134,632 ($1.13 per share) for the nine months exceeds estimates; but also for the fact that both of the Company's operating divisions are now producing income. A comparison with figures for the corresponding period last year is meaningless, as the Company had not yet commenced trading.

Coincident with a name change during the quarter, to Chancellor Group, Inc., which is reflected in the operating businesses, the operations of the Australian investment banking and financial services operations were restructured to assimilate new subsidiaries. The nature of the reconstruction is such that the individual operations have been converted to profit centers, with responsibility for their own success.

(i)      Gas Division

         This division comprises three separate companies which control the wells, transmission pipelines and minerals in Eastern Kentucky. During the quarter this division acquired an additional 7,200 acres of fee minerals, increasing its assets by more than $5,425,000. The acquisition was achieved by the payment of $125,000 in cash to Gas Busters, Inc., $250,000 paid as to 50% in cash and 50% by Promissory Note payable by June 30, 1996 to Cadle II, Inc., in full satisfaction of their judgement as mortgage holder over Gas Busters; and acquisition of a $5,000,000 second mortgage over the property from S. Howes Johnson as trustee for Gas Buster Limited Partnership, paid by the issuance of 100,000 shares of Chancellor Common Stock. In addition, the Company's first 12 wells were brought into production with an initial contract with Columbia Energy for 500 decatherm per day. This was amended later in the quarter to allow for increased supply. An additional 10 wells are expected to be brought on line within the next month.

(ii) Investment Banking and Financial Services Division

         This division is controlled by Chancellor Australia Pty Limited (formerly All Capital Funds Pty Limited) which has, in essence become a holding company for the Australian interests.

         (a) Through Chancellor Securities Limited, a wholly owned investment banking subsidiary, the Company has entered into several transactions which are already paying regular monthly income by way of fees, and which will achieve large profits on the listing of client's securities by means of IPO's, ADR listings or restructuring of existing securities. This company's main focus continues to be Pacific Basin based, and with a new CEO and staff, will contribute to cash flow during the fourth quarter. Revenues and expenses cannot be forecast at this time due to the embryonic nature of the business.

         (b) Through Chancellor Investments (Aruba) AVV, the Company will undertake some promotion and restructuring of companies for which it will receive equities for fees. It is anticipated that the Company will earn profits on the listing of the client companies.

         (c) CGI Financial Services Pty Limited is a new subsidiary incorporated during the quarter which will provide foreign exchange and banking services to a wide client base. It is still early in this company's development, however, revenues are anticipated to commence by the end of the fourth quarter of fiscal 1996, with substantial revenues during fiscal 1997. The nature of this business is such that turnover is expected to be high, but margins low, with profits expected once critical mass is achieved. The technology, operating software, and customer base were acquired from Apollo Automated Systems Pty Limited at no up-front cost, but subject to a 50% net profits interest. This NPI is itself subject to a buy back by Chancellor for cash or shares under a purchase formula within 12 months of profits being achieved.

          (d) CGI Automated Services Pty Limited was also incorporated during the current quarter. Through this company, the Group is looking to exploit several niches in the financial services market, particularly in the area of PC, cellular, and telephone based transactional banking. This area also lends itself to the marketing and control of all aspects of transaction based loyalty programs, which are currently being developed. It is unlikely that this company will contribute to profits over the next 9-12 months. This may change, or be enhanced, subject to negotiations currently proceeding. The technology and intellectual property has been acquired from Apollo Automated Systems, subject to the same conditions as in item (c).

          (e)  Phonesafe Pty Limited and Passport Travel  Insurance Pty
               Limited are two new subsidiaries acquired at an all up cost of $20,000 during the quarter from Apollo, and are subject to the same buy back option as in (c) and (d) above. Both companies provide insurance products to a niche market in Australia, whose clients include those clients who will benefit from the services of both CGI Financial Services and CGI Automated Services. It was originally envisaged that Phonesafe and Passport would simply complement the other two companies in the range of products offered, however both have the potential for growth in their own right. Key staff appointments within the next month are expected to further enhance the future prospects for the companies.

         (f) Cascade Gems Pty Limited is now 80% owned by the Group, having acquired an interest in several small gold tenements in North Queensland, Australia. The remaining 20% is owned by a company associated with Dr. Rodney Beattie, Chancellor's Vice President of Mineral Resources. The Company has retained the right to buy back the 20% interest subject to a purchase contract based on results. The first of these tenements is currently in production, expected to produce profits during the fourth quarter. It is anticipated that other areas will be acquired during fiscal 1997, with a view to a listing on the Australian Stock Exchange late in that year.

         (g) Generally, several projects of the group are close to listing. The Group has a position in three companies into which businesses have been vended or negotiated, which will be listed on either NASDAQ or the OTC Bulletin Board over the next two quarters. A prospectus has been prepared and issued in Canada for a fourth company which has been restructured in preparation for its relisting on the Vancouver Stock Exchange as an alluvial diamond exploration company. A fifth company is being readied for a listing on the Australian Stock Exchange as a Telecommunication and value added service provider.

              As each company lists in its respective jurisdiction, the Company will profit through cash fees and equity positions. Although on-off in nature, it is management's opinion that there are sufficient of these clients around to ensure that a minimum of four to six can be transacted each year.

Liquidity and Capital Resources

The consolidated Balance Sheet as at April 30, 1996 reports an increase in Current Assets for the nine months from $69,000 to $3,147,000, including an amount receivable from related parties of $2,204,000.

The receivable represents amounts owing by clients of the investment banking division for whom listings are currently being arranged, and in whom typically the Company holds a 20% to 30% interest.

Total Assets have recorded a corresponding increase to $28,947,000, an increase of more than 48% for the year to date, incorporating acquisitions in the oil and gas division, and investments in associated companies.

Current Liabilities have increased by $1,130,000 during the year to date, comprising an income tax provision of $234,750, a Promissory Note payable June 30, 1996 of $125,000 in connection with the acquisition of 7,200 acres of fee minerals in Eastern Kentucky and loans payable to related parties. During the last quarter, an existing funding facility of nearly $800,000 was extinguished by the issuance of restricted common stock at $7.37 per share. Creditors totaling $793,435 have already agreed to convert their facilities to restricted common stock at the same price, which will be effected during the July quarter.

Subsequent to the end of the quarter, the Company's cash balances have increased by more than $400,000 by realizing a portion of certain investments, which funds are to be used to complete the listing of several companies, and to meet operational requirements. Existing cash fee earning contracts in Australia, including those entered into subsequent to the end of the quarter, more than cover the Australian overheads each month. In the United States, it is estimated that the injection of a further $90,000 will be required to cover overheads until the receipt of cash flow from gas income sufficient to ensure that these operation are self sufficient. Future revenues in the short term in the US will be used in the rehabilitation of further wells, resulting in an increase in cash flow.

Impact of Inflation

The Company believes that its activities are not materially affected by inflation.

Foreign Currency Exposure

Income from Chancellor Australia will be in the form of fees and retainers, listed Australian shares and listed US shares. To the extent that income is Australian Dollar based, it can be affected by fluctuations in the AUD/USD exchange rate. Any adverse fluctuations are offset by similar movements in expenses, leaving only the profit element subject to exposure.

Exchange Rate

The Exchange Rate at April 30, 1996 was:

         $US1.00 = $AU1.28

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable

Item 2.       Changes in Securities

Not Applicable

Item 3.       Defaults Upon Senior Securities

Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

On March 26, 1996, the Company solicited the consent of the majority of the security holders representing 70.8% of the total issued and outstanding shares of the Company who all voted in favor of a change of name of the Company to Chancellor Group, Inc. and that the Company's Articles of Incorporation be amended to reflect such change.

Item 5.       Other Information

Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                  27 Financial Data Schedule
                  99-1 Financial Statements as of April 30, 1996

              (b) Reports on Form 8-K

On February 29, 1996, the Company filed a Form 8-K advising of the acquisition by wholly owned Subsidiary, Delstar Resources, Inc. of 7,200 acres of fee minerals in Eastern Kentucky, valued at $5,425,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         CHANCELLOR GROUP, INC.



Dated:   May 28, 1996                    /S/ Neil Alan Green
                                         --------------------------
                                         Neil Alan Green, President

                     CHANCELLOR GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                        April 30, 1996 and July 31, 1995


ASSETS

            4/30/96

          (Unaudited)                 7/31/95

    ---------------------      ---------------------
CURRENT ASSETS
    Cash
    $              23,517      $             46,215
    Accounts receivable
                  345,204                     - 0 -
    Prepaid expenses
                  417,486                     - 0 -
    Marketable securities
                  156,500                     - 0 -
    Receivable - related parties
                2,204,375                    23,013

    ---------------------      --------------------
                                                            TOTAL CURRENT
ASSETS                3,147,082                    69,228

PROPERTY, PLANT AND EQUIPMENT
    Oil and gas properties, successful
       efforts method
               20,519,992                15,093,992
    Other
                5,720,555                 4,945,150
    Accumulated depreciation, depletion
       and amortization
                 (756,153)                 (649,685)

    ---------------------      --------------------
                                               NET PROPERTY, PLANT AND
EQUIPMENT               25,484,394                19,389,457

OTHER ASSETS
    Investments
                  299,057                     5,315
    Goodwill
                   17,137                     - 0 -
    Other
                      148                       184

    ---------------------      --------------------

                  316,342                     5,499

    ---------------------      --------------------


    $          28,947,818      $         19,464,184

    =====================      ====================

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
    Accounts payable
    $               3,919      $             19,530
    Accounts and loans payable - related parties
                  793,435                     6,840
    Note payable
                  125,000                     - 0 -
    Income taxes payable
                  234,750                     - 0 -

    ---------------------      --------------------
                                                       TOTAL CURRENT
LIABILITIES                1,157,104                    26,370

LONG-TERM LIABILITIES
    Loans payable - related parties
                   73,638                   664,608
    Production mortgages payable
                6,300,000                 6,300,000

    ---------------------      --------------------

                6,373,638                 6,964,608

    ---------------------      --------------------
                                                               TOTAL
LIABILITIES                7,530,742                 6,990,978

    Minority interest in subsidiary
                   95,465                     - 0 -

SHAREHOLDERS' EQUITY

    Common stock par value $.001:
       100,000,000 shares authorized;
       2,100,000 shares issued (1,800,000 at 7/31/95)
                    2,100                     1,800
    Additional paid-in capital
               19,797,007                13,340,239
    Earnings accumulated during
       development stage
                1,265,799                  (868,833)
    Cumulative foreign currency translation adjustment
                  256,705                     - 0 -

                                                      TOTAL SHAREHOLDERS'
EQUITY               21,321,611                12,473,206

    ---------------------      --------------------


    $          28,947,818      $         19,464,184

    =====================      ====================


See Selected Notes to Consolidated Financial Statements

                     CHANCELLOR GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                       Period from

                                      5/2/86 (date
                                                       Three months ended
          Nine months ended           of inception)
                                                     4/30/96          4/30/95
       4/30/96         4/30/95         to 4/30/96
                                                 --------------
- - --------------  --------------   --------------  -----------------
Income                                           $    2,086,213   $        - 0
- - -  $    2,783,207   $         - 0 - $      2,783,207

Expenses:
    Amortization and depreciation                        35,604            - 0
- - -         106,504             - 0 -          106,554
    General and Administrative                          313,077            - 0
- - -         718,071             - 0 -          720,021
                                                 --------------
- - --------------  --------------   --------------- ----------------
                                                        348,681            - 0
- - -         824,575             - 0 -          826,575
                                                 --------------
- - --------------  --------------   --------------- ----------------

                    INCOME (LOSS) BEFORE OTHER        1,737,532            - 0
- - -       1,958,632             - 0 -        1,956,632

Forgiveness of debt - related party                       - 0 -            - 0
- - -         410,750             - 0 -          410,750
                                                 --------------
- - --------------  --------------   --------------- ----------------

             INCOME (LOSS) BEFORE INCOME TAXES        1,737,532            - 0
- - -       2,369,382             - 0 -        2,367,382

                    PROVISION FOR INCOME TAXES          134,750            - 0
- - -         234,750             - 0 -          234,750
                                                 --------------
- - --------------  --------------   --------------- ----------------

                             NET INCOME (LOSS)   $    1,602,782   $        - 0
- - -  $    2,134,632   $         - 0 - $      2,132,632
                                                 ==============
==============  ==============   =============== ================

INCOME PER COMMON SHARE
    Net income per weighted average
      common share outstanding:
      Net income before other                    $          .86   $
 .00  $         1.04   $           .00
      Net income on debt forgiveness                        .00
 .00             .22               .00
                                                 --------------
- - --------------  --------------   ---------------
      Net income per weighted average
        common share outstanding                 $          .79   $
 .00  $         1.13   $           .00
                                                 ==============
==============  ==============   ===============

    Weighted average number of common
      shares outstanding                              2,027,895
1,000,000       1,883,948         1,000,000
                                                 ==============
==============  ==============   ===============


See Selected Notes to Consolidated Financial Statements

                     CHANCELLOR GROUP INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          Period from May 2, 1986 (date of inception) to April 31, 1996
                                   (UNAUDITED)


                       Earnings

                       (Deficit)       Cumulative

                      Accumulated        Foreign

    Additional          During          Currency
                                                   Common             Stock
      Paid-in         Development      Translation
                                                   Shares            Amount
      Capital            Stage         Adjustment
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 5/2/86 (date of
     inception)                                          - 0 -  $          - 0
- - -  $         - 0 -  $          - 0 -  $        - 0 -
Issuance of common stock
     (restricted) at $.002 per
     share at 8/26/86                                1,000,000
1,000            1,000
Net loss for period
                             (1,950)
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/86                                 1,000,000
1,000            1,000            (1,950)          - 0 -
Net loss for year
                                (10)
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/87                                 1,000,000
1,000            1,000            (1,960)          - 0 -
Net loss for year
                                (10)
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/88                                 1,000,000
1,000            1,000            (1,970)          - 0 -
Net loss for year
                                (10)
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/89                                 1,000,000
1,000            1,000            (1,980)          - 0 -
Net loss for year
                                (10)
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/90                                 1,000,000
1,000            1,000            (1,990)          - 0 -
Net loss for year
                                (10)
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/91                                 1,000,000
1,000            1,000            (2,000)          - 0 -
Net income for year
                              - 0 -
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/92                                 1,000,000
1,000            1,000            (2,000)          - 0 -
Net income for year
                              - 0 -
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/93                                 1,000,000
1,000            1,000            (2,000)          - 0 -
Net income for year
                              - 0 -
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 12/31/94                                 1,000,000
1,000            1,000            (2,000)          - 0 -
Issuance of common stock (restricted)
     at $.50 per share at 6/2/95
     for cash                                          100,000
100           49,900
Issuance of common stock (restricted)
     at $.001 per share at 7/26/95 for
     subsidiary (All Capital Funds Pty
     Limited)                                          100,000
100            - 0 -            (4,559)
Issuance of common stock (restricted)
     at $.001 per share at 7/29/95
     for subsidiaries (Northstar and
     Delstar)(1)                                       600,000
600       13,289,339          (862,274)
Net income for period
                              - 0 -
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------
Balances at 7/31/95                                  1,800,000
1,800       13,340,239          (868,833)          - 0 -
Issuance of common stock (restricted)
     at $7.13 per share at 12/21/95 for
     debt cancellation                                  71,842
72          511,813
Issuance of common stock (Regulation
      "S") at $7.40 per share at 1/31/96
     for asset                                          20,000
20          147,980
Issuance of common stock (restricted)
     at $50.00 per share to retire debt
     at 2/2/96                                         100,000
100        4,999,900
Issuance of common stock (restricted)
     at $7.37 per share to retire debt
     at 3/26/96                                        108,158
108          797,075
Foreign currency translation adjustment
                                            256,705
Net income for period
                          2,134,632
                                               ---------------
- - ----------------  ---------------  ----------------  ---------------

Balances at 4/30/96                                  2,100,000  $
2,100  $    19,797,007  $      1,265,799  $      256,705
                                               ===============
================  ===============  ================  ==============

(1)Value based on assets received

See Selected Notes to Consolidated Financial Statements

                     CHANCELLOR GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                       Period from

                                      5/2/86 (date
                                                       Three months ended
          Nine months ended           of inception)
                                                     4/30/96          4/30/95
       4/30/96         4/30/95         to 4/30/96
                                                 --------------
- - --------------  --------------   --------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES
    Net income                                   $    1,602,782   $        - 0
- - -  $    2,134,632   $         - 0 - $      2,132,632
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Amortization and depreciation                   35,604            - 0
- - -         106,504             - 0 -          106,554
         Minority interest items                         95,465            - 0
- - -          95,465             - 0 -           95,465
         Foreign currency adjustments                   247,685            - 0
- - -         247,685             - 0 -          247,685
         Debt forgiveness                                 - 0 -            - 0
- - -        (410,750)            - 0 -         (410,750)
         Decline in investments                           - 0 -            - 0
- - -             520             - 0 -              520
         Stock issued for subsidiary's debt               - 0 -            - 0
- - -        (112,795)            - 0 -         (112,795)
                                                 --------------
- - --------------  --------------   --------------- -----------------
                                                        378,754            - 0
- - -         (73,371)            - 0 -          (73,321)
                                                 --------------
- - --------------  --------------   --------------- -----------------
    Changes in:
      Accounts receivable                               206,795            - 0
- - -        (345,204)            - 0 -         (345,204)
      Prepaid expenses                                 (131,327)           - 0
- - -        (417,486)            - 0 -         (417,486)
      Accounts payable                                       71            - 0
- - -         (15,611)            - 0 -          (15,611)
      Accounts payable - related parties                297,874            - 0
- - -         794,640             - 0 -          794,640
      Income taxes payable                              134,750            - 0
- - -         234,750             - 0 -          234,750
                                                 --------------
- - --------------  --------------   --------------- -----------------
                                                        508,163            - 0
- - -         251,089             - 0 -          251,089
                             NET CASH PROVIDED
                       BY OPERATING ACTIVITIES        2,489,699            - 0
- - -       2,312,350             - 0 -        2,310,400

CASH FLOWS FROM INVESTING
ACTIVITIES
    Cash acquired from subsidiaries                       - 0 -            - 0
- - -           - 0 -             - 0 -           26,215
    Loans to subsidiaries                              (311,933)           - 0
- - -        (652,023)            - 0 -         (752,023)
    Purchase of property and equipment               (1,010,646)           - 0
- - -      (1,076,405)            - 0 -       (1,076,405)
    Goodwill                                            (17,137)           - 0
- - -         (17,137)            - 0 -          (17,137)
    Purchase of investments                            (204,610)           - 0
- - -        (293,742)            - 0 -         (293,742)
    Receivables from related parties                 (2,035,613)           - 0
- - -      (2,068,567)            - 0 -       (2,068,567)
    Organization costs                                    - 0 -            - 0
- - -           - 0 -             - 0 -              (50)
                                                 --------------
- - --------------  --------------   --------------- -----------------
                              NET CASH USED BY
                          FINANCING ACTIVITIES       (3,579,939)           - 0
- - -      (4,107,874)            - 0 -       (4,181,709)

CASH FLOWS FROM FINANCING
ACTIVITIES
    Stock sold                                            - 0 -            - 0
- - -           - 0 -             - 0 -           52,000
    Loan proceeds                                     1,072,244            - 0
- - -       1,814,826             - 0 -        1,884,826
    Loan repayments                                       - 0 -            - 0
- - -         (42,000)            - 0 -          (42,000)
                                                 --------------
- - --------------  --------------   --------------- -----------------
                             NET CASH PROVIDED
                       BY FINANCING ACTIVITIES        1,072,244            - 0
- - -       1,772,826             - 0 -        1,894,826
                                                 --------------
- - --------------  --------------   --------------- -----------------

               NET INCREASE (DECREASE) IN CASH          (17,996)           - 0
- - -         (22,698)            - 0 -           23,517

                   CASH AT BEGINNING OF PERIOD           41,513            - 0
- - -          46,215             - 0 -            - 0 -
                                                 --------------
- - --------------  --------------   --------------- -----------------

                         CASH AT END OF PERIOD   $       23,517   $        - 0
- - -  $       23,517   $         - 0 - $         23,517
                                                 ==============
==============  ==============   =============== =================

                        CASH PAID FOR INTEREST   $          884   $        - 0
- - -  $        2,311   $         - 0 - $          2,311
                                                 ==============
==============  ==============   =============== =================


    SUPPLEMENTAL FINANCING ACTIVITIES
    During the quarter ended April 30, 1996, the Company issued 208,158 shares of its restricted common stock to retire $5,797,183 of debt.

    During the nine months ended April 30, 1996, the Company issued 280,000 shares of its restricted common stock to retire $6,309,068 of debt. It also issued 20,000 shares of Regulation "S" stock to acquire an investment with a value of $148,000.

See Selected Notes to Consolidated Financial Statements

                     CHANCELLOR GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1996


NOTE 1:               ORGANIZATION AND HISTORY

Nature of Operations
The Company was incorporated in the State of Utah on May 2, 1986 as Nighthawk Capital, Inc. On December 30, 1993 the Company was dissolved as a Utah corporation and reincorporated as a Nevada Corporation. On April 8, 1996 the Company changed its name to Chancellor Group, Inc.

Development Stage Company
The financial statements present the Company as a development stage company because of its short operating history. The Company intends to operate in the oil and gas industry through two of its subsidiaries, Delstar Gas Systems, Inc. and Northstar Gas Systems, Inc. which are both Kentucky corporations. It will operate in the mineral industry through its subsidiary, Delstar Resources, Inc., a Kentucky corporation. It also operates in the investment banking industry through its Australian subsidiary Chancellor Australia Pty Limited, formerly All Capital Funds Pty Limited.

NOTE 2:               BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. Operating results for the nine months ended April 30, 1996 are not necessarily indicative of the results that can be expected for the year ending July 31, 1996.

NOTE 3:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements as of April 30, 1996 include the accounts of the Company and its wholly-owned subsidiaries, Chancellor Australia Pty Limited, Delstar Gas Systems, Inc., Northstar Gas Systems, Inc., and Delstar Resources, Inc. The accounts of Chancellor Australia Pty Limited include the accounts of its subsidiaries, Chancellor Securities Limited (100%), Cascade Gems Pty Limited (80%), CGI Financial Services Pty Limited (100%), CGI Automated Services Pty Limited (100%), Phonesafe Pty Limited (100%), and Passport Travel Insurance Pty Limited (100%). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
All short term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

Trading Securities
The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 115 whereby trading securities are reported at market value.

Foreign Currency Translation
Assets and liabilities denominated in foreign currencies are translated to US dollars at the exchange rate at the balance sheet date. Income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

NOTE 4:               RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 1996, the Company paid $86,141 to various related entities as consulting fees. The amounts are shown as general and administrative expenses. Also, at April 30, 1996, $350,409 has been paid to related parties and is shown on the balance sheet as prepaid expenses.