Form 10KSB
period 1998-12-31
CHANCELLOR GROUP INC/
filed 1999-10-07
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission File No. 33-55254-32

                            CHANCELLOR GROUP, INC.
                     (formerly Nighthawk Capital, Inc.)
      _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

            Nevada                                    87-0438647
_______________________________                   __________________
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                    Identification No.)

          1800 E. Sahara, Suite 107, Las Vegas, Nevada 89104
     ___________________________________________________________
     (Address of principal executive offices, including zip code)

Issuer's Telephone Number:  (702) 938-0261

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No X
    ___        ___

As of December 31, 1998, 17,950,361 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was approximately $2,200,000.

Documents incorporated by reference: Exhibits (Item 13)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-

This Form 10-KSB consists of 29 pages. The Exhibit Index begins on page 12.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 1998

                           Chancellor Group, Inc.
                    (formerly Nighthawk Capital, Inc.)

                                                      											         Page

Facing Page
Index

PART I
            Item    1.  Business                                             1
            Item    2.  Properties                                           2
            Item    3.  Legal Proceedings                                    2
            Item    4.  Submission of Matters to a Vote of Security Holders  2

PART II
            Item    5. Market for Registrant's Common Equity
                       And Related Shareholder Matters                       3
            Item    6. Management's Discussion And Analysis Or Plan Of
                       Operations                                            3
            Item    7. Financial Statements                                  8
            Item    8. Disagreements On Accounting And Financial Disclosures 8

PART III
            Item    9. Directors And Executive Officers Of The Registrant    9
            Item   10. Executive Compensation                               10
            Item   11. Security Ownership Of Certain Beneficial Owners And
                       Management                                           11
            Item   12. Certain Relationships And Related Transactions       11

PART  IV
            Item   13. Exhibits, Financial Statement Schedules, And
                       Reports On Form 8-K                                  12

SIGNATURES                                                                  13

                                  PART I


Item 1.  Business

     Chancellor Group, Inc. (formerly Nighthawk Capital, Inc.)("Nighthawk", the "Company", the "Registrant") was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of Nevada in 1993. In July 1995, the Company acquired all of the issued capital of two Kentucky based operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves, and gas transmission systems, respectively. In December, 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"), which acquired additional freehold lands and gas reserves for $5,425,000. On August 1, 1996, the Company completed the spinoff of its wholly owned subsidiary, Chancellor Australia Pty. Ltd., which contained all of the non-energy operations and assets of the group. In September, 1997 the Company acquired
100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July, 1998 the Company acquired 100% ownership in Lichfield Petroleum
America, Inc., ("Lichfield") a Texas corporation. Chancellor Group, Inc.,
Radly, Lichfield, DGS, NGS, and DRI remain as separate legal entities and and operate as separate legal entities. The Company has taken an impairment writedown in connection with DGS, NGS, and DRI until such time as certain disputes between the Company and the original owners of DGS and NGS are resolved. Management expects that the dispute, which related to the payment terms for DGS and NGS in the original acquisition agreements, will be resolved in favour of the Company in 2000. Until such time, management has adopted a conservative approach of writing off the entire value of those subsidiaries, as well as DRI. An additional reason for this approach is that when the current management group acquired effective control of the Company in September 1997, it found that the previous management and control group had left the seller's of DGS and NGS in charge of the day to day operations of those companies, without installing board representation from the parent company. Since January 1997, the sellers (the Paul family), have failed, neglected and refused to provide the Company with the books and records of either DGS, NGS, or DRI, which they also manage. The Company is in the business of acquisition, exploration, and development of natural gas and oil properties.

The Company's officers are currently commencing the implementation of an extensive business plan, through which the Company will raise new equity capital to finance the initial development work on its existing Texas gas assets, recover operating control of and finance the redevelopment of the extensive Kentucky gas assets, and acquire interests in several important new drilling and development projects. The Company is also proposing to either acquire or create a new publicly held subsidiary which will hold most of its energy assets, and raise substantial new equity capital from certain institutions with which to acquire a large portfolio of as yet undefined producing oil and gas properties. The Company intends to create and build a midsized integrated energy concern over the next several years, based on its business plan.

Item 2.  Properties

    	The Company maintains its offices in Las Vegas, Nevada, and in Melbourne, Australia. The Company's oil and gas properties consist of a contingent interest in certain freehold and leasehold lands (together with extensive plant and equipment) located in Lawrence County, Kentucky, which contain substantial proved and probable reserves of natural gas and, to a lesser extent, oil. The Company also has approximately 6,000 acres of leasehold land in Pecos County, Texas, as more fully described elsewhere herein, containing substantial proved and probable reserves of natural gas.

Item 3.  Legal Proceedings

    	The Company was involved in no legal proceedings during the fiscal year ended December 31, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company, on September 23, 1997 acquired all of the issued capital of Radly Petroleum, Inc., a Texas corporation through the issuance of 12,300,000 shares of common stock. As a result of this transaction, the sellers of Radly and their affiliates owned in excess of 80% of the post transaction common stock of the Company. Shane Rodgers, Adam Radly, Michael Heisser, and George Cole, and John B. Rodger were elected to the board of directors of the Company.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAG on the OTC Bulletin Board System.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 1997         N/A       N/A
Common 	June  30, 1997         N/A       N/A
Common  Sept. 30, 1997         N/A       N/A
Common  Dec.  31, 1997         N/A       N/A
Common 	Mar.  31, 1998         N/A       N/A
Common 	June  30, 1998         N/A       N/A
Common  Sept. 30, 1998         N/A       N/A
Common  Dec.  31, 1998         N/A       N/A

    	(b)    Common Stock:   On December 31, 1998 there were 17,950,361
shares of common stock issued and outstanding, which were held by more than 700 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 1998 had 48,000 preferred shares, $1,000 par value per share, issued and outstanding.


Item 6.  Management's Discussion and Analysis or Plan of Operations

    The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.


The Company
-----------

Chancellor Group, Inc. is in the business of acquisition, exploration, and development of natural gas and oil properties. The Company is further examining opportunities in the fields of power generation, minerals development and environmental engineering and remediation. The Company is constantly reviewing investment opportunities and intends to develop a geographically diversified portfolio of projects, each of which exhibits a significantly positive net present value.


The Company, through two subsidiaries, has under lease 100% of the oil, gas and mineral rights on 6,352 contiguous acres located in Pecos County, south Texas.

The property contains proven undeveloped reserves of approximately
250 billion cubic feet (bcf) of economically recoverable natural gas, representing estimated future cash inflows of more than $540 million, and future net cash flows before taxes of approximately $480 million, with a net present value using PV-10% of approximately $182.6 million, representing $9.73 per primary share of common stock issued and outstanding as of June 30, 1999, and $6.82 per share of common stock on a fully diluted basis.

Comparison of Operating Results
-------------------------------

Effective September 23, 1997 the Company entered into a stock purchase agreement with Polaris Oil & Gas, Inc., in which the Company issued
12,300,000 shares of common stock representing approximately 80% of its issued and outstanding shares in exchange for all the common stock of Radly Petroleum, Inc. The assets of Radly Petroleum, Inc. consist of oil, gas and mineral leases and proved gas reserves situated on 3,491 acres located in Pecos County, Texas. Also as of September 23, 1997, the Company elected an entirely new board of directors, and new officers and directors assumed management of the Company. Due to these substantial changes in the Company's business and management structure as of September 23, 1997, corporate activities occuring prior to that time are unrelated to activities occuring after that time and to future corporate activities. As a consequence, a comparison of corporate financial activity of the Company prior to and subsequent to September 23, 1997 is not meaningful.

On July 25, 1998, the Company acquired 100% of the stock of Lichfield Petroleum America, Inc. ("Lichfield"). The assets of Lichfield consist of oil, gas and mineral leases, and proved reserves situated on 2,861 acres located in Pecos County, Texas.

The Company generated no revenue during the entire period covered by this report. The period subsequent to
September 30, 1997 was primarily devoted to preparatory activities related to development of the Company's natural resources assets, negotiations related to the acquisition of additional natural resources assets, capital raising activities and organizational activities. The Company anticipates that during the course of 2000, revenue will begin to be received from its natural gas development activities, and from other acquisitions and investments.

The Company incurred general and administrative expense of $12,458 in 1996, nil in 1997, $164,445 in the fiscal year ending July 31, 1998, $74,491 in the transition period ended December 31, 1998, and $44,685 in the six months ending June 30, 1999. These amounts do not include accumulated executive compensation for those periods. Of these amounts, $43,037 was expended prior to September 30, 1998 and $203,380 was expended subsequent to September 30, 1998. The expenses incurred were directly related to the Company's present business purposes, and consisted of consulting expenses related to operational and administrative needs of the Company, legal expenses, and office expenses. These expenses were incurred in the ordinary course of the Company's business and it is expected that they will continue in the future.
The Company's current estimated monthly operating costs are $5,000.
Also, as the Company commences development of its natural resources assets, and the implementation of its business plan, Management anticipates that general and administrative expenses will increase to an average of $185,000 per month, in line with the forecast increase in operational activity, staff hiring, and opening of a new corporate head office.

Liquidity & Capital Resources
-----------------------------

As of December 31, 1998 the Company had a working capital deficit of $246,008. This deficit was funded by accounts payable and reimbursements and unpaid salaries payable to certain officers and directors in the same amount, in aggregate.

The Company has been provided with working capital by loans from certain officers and directors, from time to time, as needed. There is no assurance that in the future such officers and directors will be able or willing to provide additional debt funding to the Company.

The Company is actively seeking additional sources of capital to be used for operations, and for the development of existing energy properties, as well as for the acquisition of aditional energy properties or interests therein. Management has set a short term capital acquisition target of $11,300,000, which would provide sufficient operational capital to; commence initial drilling and development at the Company's Glass Mountain gas project located in Pecos County, Texas; fund the acquisition of a producing oil property located in Wyoming and which managment expects will generate at least $500,000 in net monthly cash flow; fund certain additional drilling investments; fund the cost of an option to acquire a majority interest in several secondary oil and gas recovery projects in the United States; fund the equity component of a small environmental engineering company acquisition in Wyoming; and fund certain general and administrative expenses. Management believes that it presently has identified the investor sources for the required capital raising, which will be by way of a private placement of securities to a limited number of accredited investors.

The Company is pursuing the use of various potential instruments with which to raise capital, including the sale of equity, the sale of preferred stock, and the issuance of debt. The Company's ability to raise capital will depend upon, among other things, investor perception of the Company's financial prospects, the prevailing share price of the Company's stock on the OTCBB market, the prevailing and expected price for oil and natural gas, the success of prior projects, the availability of and return on competing investment opportunities, and various macroeconomic factors.


The Company continually reviews exploration, development, and acquisition opportunities and expects to participate in numerous such projects in late 1999 and beyond. The Company currently owns certain gas development assets and reserves as outlined herein above. It is anticipated that $22 million will be required to fully develop these properties, of which a substantial portion is expected to be provided by cashflow generated from an initial set of wells. Thus, Management believes that the Company's development activities will be limited by the availability of capital with which to develop these resources. There is no assurance as to the certainty, timing, or final amount that will be available to the Company for oil and gas exploration activities.

Often in the oil and gas exploration business, a company that owns development rights but lacks capital for drilling and completion will enter into a joint venture with a company who provides the required development capital in exchange for a share of the revenues arising from that project. These arrangements vary in nature. Should the Company not be able to raise the required capital to develop its properties by itself, it will likely seek such a joint venture arrangement. If it does so, revenues available to the Company from production of its oil and gas rights will be diluted.

Year 2000 Compliance Issues
---------------------------

Computer software used by the Company consists primarily of
(1) off-the-shelf commercial accounting software and (2) analytical geophysical software. The vendor of the accounting software has stated that its product is Year 2000 compliant. The geophysical software does not employ dates in its algorithms. Thus, the Company does not believe that it has any risk exposure to Year 2000 computer issues.


Certain Risks
-------------

Forward Looking Statements. This Report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans and expected results, reserve and production potential of the Company's properties and prospects, "Year 2000" compliance issues and the Company's strategy. Actual events or results could differ materially from those discussed in the forward looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this 10-KSB.

Dependence on Additional Capital. Successful development of the Company's oil and natural gas reserves will require a substantial amount of additional funding relative to the Company's current capitalization. There is no assurance that such development capital will be available to the Company as it is required. Further, due to the lack of operating cash flow in amounts sufficient to fund Company operations, there is no assurance that the Company will be able to continue its efforts to operate and to develop its oil and gas reserves.

Exploration and Development Risks. The business of exploring for and, to a lesser extent, of acquiring and developing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Although available geological and geophysical information can provide information with respect to a potential oil or gas property, it is impossible to determine accurately the ultimate production potential, if any, of a particular property or well.

Volatility of Oil and Gas Prices. The Company's future revenues, profitability and rate of growth are substantially dependent upon prevailing market prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed by excess domestic and imported supplies.

Uncertainty of Estimates of Proved Reserves and Future Net Revenues.
There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Estimating quantities of proved reserves is inherently imprecise. Such estimates are based upon certain assumptions about future production levels, future natural gas and crude oil prices and future operating costs made using currently available geologic engineering and economic data, some or all of which may prove incorrect over time.

Operating and Weather Hazards. The costs and timing of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including regulatory and environmental constraints, unexpected drilling conditions, equipment failures, accidents, adverse weather conditions, encountering unexpected formations or pressures in drilling and completion operations, encountering corrosive or hazardous substances, mechanical failure of equipment, blowouts, cratering and fires. These conditions could result in damage or injury to, or destruction of, formations, producing facilities or other property or could result in personal injuries, loss of life or pollution of the environment.

Additional factors. Additional factors that could cause actual events to vary from those discussed above and elsewhere in this report include, among others: loss of key company personnel; adverse change in governmental regulation; regulatory and/or environmental constraints; inability to obtain critical supplies and equipment, personnel and consultants; and inability to access capital to pursue the Company's plans.


Glossary
--------

When the following terms are used in written material related to the Company, they have the following meanings:

Bbl - One stock barrel or 42 U.S. gallons liquid volume, usually used in reference to crude oil or other liquid hydrocarbons.

Bcf - One billion cubic feet; expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure basis and, where contracts are nonexistent, at 60 degrees Fahrenheit at 14.65 pounds per square inch absolute.

Prospect - An area in which a party owns or intends to acquire one or more oil and gas interests which is geographically defined on the basis of geological data and which is reasonably anticipated to contain at least one reservoir of oil, gas, or other hydrocarbons.

Proved Developed Reserves - Proved Reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves - The estimated quantities of crude oil, natural gas, and other hydrocarbons which, based upon geological and engineering data, are expected to be produced from known oil and gas reserves under existing economic and operating conditions, and the estimated present value thereof based upon the prices and costs on the date that the estimate is made and any price changes provided for by existing conditions.

Proved Undeveloped Reserves - Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PV10% - The discounted future net cash flows for proved oil and gas reserves computed using prices and costs, at the dates indicated, before income taxes and a discount rate of 10%.

Royalty Interest - An interest in an oil and gas property entitling the owner to a share of oil and gas production free of the costs of production.

Undeveloped Acreage - Oil and gas acreage (including, in applicable instances, rights in one or more horizons which may be penetrated by existing well bores, but which have not been tested) to which Proved Reserves have not been asigned by independent petroleum engineers.

Working Interest - The operating interest under a lease which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalty interests, and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.


Item 7.  Financial Statements

     	The Report of the Independent Certified Public Accountant appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-2 through F-10 are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                              Served as a
Name               Age          Position                      Director since

Shane X.G. Rodgers 39     Chairman, Chief Executive Officer   September, 1997
                          Acting President; Acting Treasurer;
                          Acting Secretary; and a Director

Ashraf Khan        55     Vice President; Executive Vice-     March, 1998
                          President, Asia/Mid-East; and a
                          Director

William Stinson    45     Director                            March, 1998


All Directors of the Company will hold office until the next annual meeting of the shareholders, and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors at the first meeting of the Company's shareholders, and hold office until their death, resignation, or removal from office.

Shane Rodgers, Chairman; Chief Executive Officer; Acting Treasurer; Acting Secretary, and a Director. Mr. Rodgers has had an extensive and successful career as an investment banker, working primarily in Australia and the United States of America. He has assisted six companies to go public in the United States in recent years.

Mr. Rodgers has also worked in the power generating sector in the United States in the 1980's, as a vice president for a small publicly held energy and environmental concern. In addition, he has been involved in the financing of power generating facilities.

During his career, he has also been extensively involved in the natural resources sector.

Ashraf Khan, Vice President and a Director. Mr. Khan provides advice as a Director, and serves the interests of the Company in Asia and the Middle East, where it is examining several investment opportunities, and from where it expects to derive substantial equity capital to finance it's growth and development.

Mr. Khan has an extensive and successful background as a high level banker, working throughout the Mid-East and in Europe.

William H. Stinson, a Director, is based in Houston, Texas. He is a highly experienced petroleum geologist and, up until 1990, held a number of senior technical positions with Atlantic Richfield International, working for them in Los Angeles, Britain (London and the North Sea), Indonesia, and Africa, including positions as Chairman of several joint venture technical subcommittees. Since 1990, he has continued as an external advisor to Atlantic Richfield on projects in Asia and the Middle East. He is also retained by Hunt Overseas Oil Company; the Abu Dhabi National Oil Company; and CMS Energy. He also interfaces with industry on new concessions, as well as with the World Bank and the United Nations on program funding.


Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company. During the reporting of this report, the Company has not paid cash compensation to any officer or director. The figures set out below exclude compensation paid in the form of common stock. The only such issuance during the relevant period was 400,000 shares issued at 38 cents each to Mr. Rodgers in May 1999 as part payment of accumulated unpaid compensation since October 1997. The Company also owes Mr. Rodgers $40,000 in cash compensation. Mr. Ashraf Khan has accumulated unpaid cash compensation as of June 30, 1999 in the approximate amount of $130,000.



                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

Shane Rodgers,         	1997           $  30,000  -                     -
President/CEO           1998           $ 120,000  -                     -
                        1999           $  40,000 (to May 99)            -

Ashraf Khan             1998           $  80,000                        -
CFO                     1999           $  50,000 (to May 99)            -

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    	The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS

Horizon Trustees Limited          Common         7,621,500           42.46

Pilares Oil & Gas, Inc.           Common         4,500,000           25.10
and affiliates

Lichfield Petroleum, Ltd.         Common         2,500,000           13.93

Lichfield Petroleum, Ltd.         Preferred         48,000          100.00


Item 12.  Certain Relationships and Related Transactions

     On December 31, 1998, 7,621,500 of the Company's common shares, representing 42.46 of its common shares outstanding, were held by Horizon Trustees Limited.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- There were no reports filed on form 8-K during the last quarter covered by this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 1999.

						CHANCELLOR GROUP, INC.


						By: /s/Shane X.G. Rodgers
						    Shane X.G. Rodgers
          Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on September 14, 1999.

Chairman of the Board, and Director:

/s/Shane X.G. Rodgers
Shane X.G. Rodgers


Vice President and Director:

/s/Ashraf Khan
Ashraf Khan

Director:

/s/William H. Stinson
William H. Stinson

                           CHANCELLOR GROUP, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1997, & 1998,
                      December 31, 1998, and June 30, 1999

                          CHANCELLOR GROUP, INC.
                    Consolidated Financial Statements

                            TABLE OF CONTENTS


                                                                       Page

INDEPENDENT AUDITOR'S REPORT ON
     THE FINANCIAL STATEMENTS                                          F-1


FINANCIAL STATEMENTS

     Consolidated balance sheets                                       F-2
     Consolidated statements of operations                             F-3
     Consolidated statements of stockholders' equity                   F-4
     Consolidated statements of cash flows                             F-5
     Notes to consolidated financial statements                        F-6

RONALD R. CHADWICK, P.C.
Certified Public Accountant
3025 South Parker Road
Suite 109
Aurora, Colorado    80014
Telephone (303)306-1967
Fax       (303)306-1944


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chancellor Group, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheets of Chancellor Group, Inc. as of July 31, 1996, 1997, & 1998, December 31, 1998, and
June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the periods then ended.
These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Group, Inc. and subsidiaries as of July 31, 1996, 1997 & 1998, December 31, 1998, and June 30, 1999 and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.


Aurora, Colorado
September 14, 1999                                   RONALD R. CHADWICK, P.C.

                         CHANCELLOR GROUP, INC.
                   (formerly Nighthawk Capital, Inc.)
                      CONSOLIDATED BALANCE SHEETS

                       July 31,  July 31,  July 31,    Dec. 31,    June 30,
                         1996      1997      1998        1998        1999
                       -------   -------   -------     -------     -------

ASSETS

Current assets
   Cash               $    615  $        $           $             $
                      --------  -------  ----------  ------------  ------------
Total current
  assets                   615

Oil and gas
  properties                                 35,905        35,905        35,905
                      --------  -------  ----------  ------------   -----------
Total Assets          $    615  $        $   35,905  $     35,905        35,905
                      ========  =======  ==========  ============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable    $  7,072   7,072      171,517       246,008       201,323
                      --------  ------   ----------  ------------   -----------

Total Liabilities        7,072   7,072      171,517       246,008       201,323
                      --------  ------   ----------  ------------   -----------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
3,300,000 (1996), 2,735,000 (1997),
17,930,361 (1998), 17,950,361 at
Dec. 31, 1998, 18,760,361 at
June 30, 1999, issued and
outstanding
                         3,300    2,725      17,930        17,950        18,760

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
48,000 issued and outstanding at
July 31, 1998, Dec. 31, 1998,
and June 30, 1999
                                         48,000,000    48,000,000    48,000,000

Paid in capital       412,196   412,196 (47,512,642)  (47,510,662)  (47,304,349)

Accumulated deficit  (421,953) (422,003)   (640,900)     (717,391)     (879,829)
                     --------  -------- -----------   -----------   -----------

Stockholders'
 Equity                (6,457)   (7,072)   (135,612)     (210,103)     (165,418)
                     --------  -------- -----------   -----------   -----------

Total Liabilities
and Stockholders'
Equity               $    615  $        $    35,905   $    35,905   $    35,905
                     ========  ======== ===========   ===========   ===========


  The accompanying notes are an integral part of the financial statements.

                          CHANCELLOR GROUP, INC.
                   (formerly Nighthawk Capital, Inc.)
                  CONSOLIDATED STATEMENT OF OPERATIONS


                       Year        Year     Year    Five Months   Six Months
                      Ended      Ended     Ended      Ended        Ended
                     July 31,   July 31,  July 31,   Dec. 31,     June 30,
                       1996      1997       1998       1998         1999
                     --------   --------  -------- -----------   -----------

Sales                $          $         $         $            $

Operating expenses     419,953        50    218,897    76,491       162,438
                     ---------  --------  --------- ---------    ----------

Income (loss)
 from operations      (419,953)      (50)  (218,897)  (76,491)     (162,438)

Provision for
 income tax
                     ---------  --------  ---------  ---------   ----------

Net income (loss)    $(419,953) $    (50) $(218,897) $(76,491)   $ (162,438)
                     =========  ========  =========  =========   ==========

Net income (loss) per share
(Basic and fully diluted)

                     $   (.20)      *     $   (.02)      *            *
                     =========  ========  =========  =========   ==========

Weighted average number of
common shares outstanding

                    2,091,667  2,970,417 13,321,450  17,950,361  18,587,028
                    =========  ========= ==========  ==========  ==========

 *less than $.01 per share

   The accompanying notes are an integral part of the financial statements.

                               CHANCELLOR GROUP, INC.
                        (formerly Nighthawk Capital, Inc.)
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )

Balances at
 July 31, 1995   1,800,000  $ 1,800   $             $12,473,406  $    (2,000)

Compensatory
stock issuances    157,845      158                     386,561

Debt retirement    150,313      150                     362,526

Sales of
 common stock       91,842       92

Stock dividend
(1 for 2)        1,100,000    1,100                      (1,100)

Capital reserve                                     (12,809,197)

Net gain (loss)                                                        (419,953)
               ----------    -------    ----------  -----------       ---------

Balances at
 July 31, 1996  3,300,000    $ 3,300    $          $    412,196       $(421,953)

Treasury stock
purchase and
cancellation     (565,000)      (565)

Net gain (loss)                                                             (50)
               ----------    -------    ----------  -----------       ----------

Balances at
July 31, 1997   2,735,000    $ 2,735    $           $   412,196       $(422,003)

Compensatory
stock
issuances         395,361        395                     54,057

Issuance of
stock for Radly
Petroleum, Inc.
               12,300,000     12,300                      3,700

Issuance of stock
for Lichfield
Petroleum
America, Inc.
  Common        2,500,000      2,500
  Preferred
   Series B
   (48,000 shs)                          48,000,000   (47,982,595)

Net gain (loss)                                                       $(218,897)
              -----------    -------    -----------  ------------     ---------

Balances at
July 31, 1998  17,930,361    $17,930    $48,000,000  $(47,512,642)    $(640,900)

Compensatory
stock
issuances          20,000         20                        1,980

Net gain (loss)                                                         (76,491)
             ------------    -------    -----------  ------------     ---------

Balances at
Dec. 31, 1998  17,950,361    $17,950    $48,000,000  $(47,510,662)    $(717,391)

Contributed
capital                                                    21,123

Compensatory
stock
issuances         810,000        810                      185,190

Net gain (loss)                                                        (162,438)
               ----------    -------    -----------  ------------     ---------

Balances at
June 30, 1999  18,760,361    $18,760    $48,000,000  $(47,304,349)    $(879,829)
               ==========    =======    ===========  ============     =========



     The accompanying notes are an integral part of the financial statements.

                             CHANCELLOR GROUP, INC.
                       (formerly Nighthawk Capital, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Year      Year      Year     Five Months     Six Months
                      Ended     Ended     Ended        Ended           Ended
                     July 31,  July 31,  July 31,     Dec. 31,       June 30,
                       1996      1997      1998        1998            1999
                     -------   -------   -------    -----------     ----------


Cash Flows From
Operating Activities:

Net income (loss)  $(419,953)  $  (50)  $(218,897)  $ (76,491)      $(162,438)

Adjustments to reconcile
net income (loss) to
net cash provided by
(used for) operating
activities:

Compensatory
 stock issuances     386,719               54,452       2,000         186,000
Accounts payable     (12,458)             164,445      74,491         (44,685)
                   ---------   ------    --------    --------        ---------
Net cash
provided by (used
for) operating
activities           (45,692)     (50)                                (21,123)
                   ---------   ------    --------    --------        --------


Cash Flows From
Financing Activities:

Treasury stock
 purchase                       (565)
Contributed
 capital                                                               21,123
Sales of
 common stock             92
                   ---------   ------     --------    --------        -------
Net cash provided
by (used
for) financing
activities                92    (565)                                  21,123
                   ---------   ------     --------    --------        -------
Net Increase
(Decrease) In Cash   (45,600)   (615)

Cash At The
Beginning
Of The Period         46,215     615
                   ---------  ------      --------    --------        -------
Cash At The End
Of The Period      $     615  $           $           $               $
                   =========  ======      ========    ========        =======

Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

During the year ended July 31, 1996, the Company issued 362,526 common shares for debts of $362,676. During the year ended July 31, 1998, the Company issued 12,300,000 common shares for all the outstanding common shares of Radly Petroleum, Inc., valued at $16,000, and issued 2,500,000 common shares and 48,000 Preferred Series B shares for all the outstanding common shares of Lichfield Petroleum America, Inc., valued at $19,905.




   The accompanying notes are an integral part of the financial statements.

                             CHANCELLOR GROUP, INC.
                       (Formerly Nighthawk Capital, Inc.)
                  Notes to Consolidated Financial Statements


NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

Chancellor Group, Inc. (the "Company") was incorporated in the state of Utah on May 2, 1986, then on December 31, 1993 dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the exploration and production of oil and gas. In 1996 the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc., and its wholly owned subsidiaries Radly Petroleum, Inc. ("Radly")(for the period from September 18, 1997 to December 31, 1998), and Lichfield Petroleum America, Inc. ("Lichfield")(for the period from July 25, 1998 to December 31, 1998). These entities are collectively hereinafter referred to as "the Company". All intercompany accounts and transactions have been eliminated.

Oil and gas properties

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

Income tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                          CHANCELLOR GROUP, INC.
                   (formerly Nighthawk Capital, Inc.)
         Notes to Consolidated Financial Statements - Continued


NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounting year

The Company through July 31, 1998 employed a fiscal accounting year ending July 31, and thereafter switched to a calendar year.
The Company recognizes income and expenses based on the accrual method of accounting.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.


NOTE 2. OIL AND GAS PROPERTIES

The Company holds working interests in approximately 6,000 acres in Pecos County, Texas, which are carried at leasehold cost of $35,905. The Company's oil and gas properties have been appraised in two engineering reports by Nova Petroleum Resource Co., Certified Petroleum Geologists and Registered Professional Engineers, dated August 27, 1997 (updated July 15, 1999) and April 3, 1998. According to the reports, the Company's Pecos County properties are estimated to contain over 240 billion cubic feet of proven undeveloped oil and gas reserves, with a 10% discounted net present value before income tax of approximately $182,000,000. Proven undeveloped reserves are reserves that are considered recoverable from additional wells yet to be drilled.

                           CHANCELLOR GROUP, INC.
                     (Formerly Nighthawk Capital, Inc.)
            Notes to Consolidated Financial Statements - Continued


NOTE 3. CAPTIAL RESERVE - KENTUCKY SUBSIDIARIES

At July 31, 1995 the Company was in possession of two wholly owned oil and gas subsidiaries in Kentucky named Delstar Gas Systems, Inc. and Northstar Gas Systems, Inc. ("Kentucky subsidiaries"). The two subsidiaries had audited net assets of approximately $12,000,000 at July 31, 1995. A subsequent dispute developed between principals of the two subsidiaries and principals of Chancellor Group, Inc. over payment terms and amounts stemming from the parties' original merger agreement. Currently, the records of the Kentucky subsidiaries are not available to the Company for audit. For its fiscal year end 1996 financial statements, and for subsequent years until contested matters with the Kentucky subsidiaries are resolved and records available, the Company has established a capital reserve of approximately $12,000,000 to offset the two subsidiaries last known asset valuation, and has recorded no further transactions from the subsidiaries.


NOTE 4.	INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 1998 the Company was not able to definitely determine its current or deferred tax benefits or liabilities due to the unavailability of records from its Kentucky subsidiaries. The Company does not believe it has any income tax liability, current or deferred at December 31, 1998.

                         CHANCELLOR GROUP, INC.
                   (formerly Nighthawk Capital, Inc.)
         Notes to Consolidated Financial Statements - Continued


NOTE 5. ACQUISITION OF RADLY PETROLEUM, INC. AND LICHFIELD PETROLEUM
        AMERICA, INC.

In September, 1997 Chancellor Group, Inc. acquired all the outstanding stock of Radly Petroleum, Inc., making Radly a wholly owned subsidiary.
The transaction was accounted for as a purchase, and the cost was recorded at $16,000 consisting of 12,300,000 shares of Chancellor Group, Inc.'s common stock. The two companies' accounts have been consolidated from September 18, 1997 forward. No pro forma income information is presented as it is immaterial.

In July, 1998 Chancellor Group, Inc. acquired all the outstanding stock of Lichfield Petroleum America, inc., making Lichfield a wholly owned subsidiary. The transaction was accounted for as a purchase, and the cost was recorded at $19,905 consisting of 2,500,000 shares of Chancellor Group, Inc.'s common stock, and 48,000 shares of Preferred Series B stock. The two companies' accounts have been consolidated from July 25, 1998 forward. No pro forma income information is presented as it is immaterial.

                         CHANCELLOR GROUP, INC.
                   (formerly Nighthawk Capital, Inc.)
         Notes to Consolidated Financial Statements - Continued


NOTE 6. STOCKHOLDERS' EQUITY

Common stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 17,950,361 shares outstanding as of December 31, 1998, and 18,760,361 shares outstanding as of June 30, 1999.

Preferred stock

Preferred Series B Stock - The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred
Series B stock ("Series B"), and 48,000 shares were outstanding as of December 31, 1998 and June 30, 1999. Each Series B share is convertible into 1 share of the Company's common stock anytime after 18 months from the date of issue at a price equal to 95% of the average between the bid and asked trading price of the Company's common stock on NASDAQ for the five weeks prior to the week of conversion. The Company retains the right to permit the conversion of the preferred stock to common stock on the same terms at anytime after 6 months from the date of issue of the preferred stock. The Company may redeem the preferred stock for cash at anytime at the stated face value. The preferred stock carries a dividend rate of 8% cumulative per annum, payable in the form of additional preferred stock of the same series at the election of the Company. The preferred stock carries no voting rights, but has senior liquidation rights over the common stock.

Stock options

The Company currently has stock options outstanding to various individuals in the following amounts:

50,000 options exercisable for one share of common stock at $1.50 per share 50,000 options exercisable for one share of common stock at $2.50 per share 50,000 options exercisable for one share of common stock at $3.50 per share 50,000 options exercisable for one share of common stock at $4.50 per share.

The options expire at various dates through July, 2000, save for 12,500 options out of each set above which have no expiration date. The Company has incurred and accrued no material compensation expense in connection with these options.

                             CHANCELLOR GROUP, INC.

                      Supplemental Information (Unaudited)

                         Period Ended December 31, 1998


Capitalized Costs Relating to Oil & Gas
Producing Activities at December 31, 1998
-----------------------------------------

Unproved oil and gas properties             $         -
Proved oil and gas properties                    35,905
Support equipment and facilities                      -
                                            -----------
                                                 35,905
Less accumulated depreciation, depletion,
     amortization, and impairment
                                            -----------
          Net capitalized costs             $    35,905
                                            ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period Ended December 31, 1998
-------------------------------------------------

Property acquisition costs
    Proved                                  $         -
    Unproved                                          -
Exploration costs                                     -
Development costs                                     -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended December 31, 1998
-------------------------------------------------

Oil and gas sales                           $         -
Gain on sale of oil and gas properties
Gain on sale of oil and gas leases
Production costs
Exploration expenses
Depreciation, depletion, and amorization
                                            -----------
                                                      -
Income tax expense
                                            -----------
Results of operations for oil and gas
    producing activities (excluding
    corporate overhead and financing costs) $         -
                                            ===========

Reserve Information

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cashflow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.
     Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.
     The standardized measure of discounted future net cash flows is computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                          CHANCELLOR GROUP, INC.

                      Period Ended December 31, 1998


Reserve Information
-------------------
                                              Oil         Gas
                                             (Bbls)      (Bcf)
                                             ------      -----
Proved developed and undeveloped reserves
    Beginning of period                           -     249.50
    Revisions of previous estimates
    Improved recovery
    Purchase of minerals in place
    Extensions and discoveries
    Production
    Sales of minerals in place
                                             ------     ------
    End of period                                 -     249.50
                                             ======     ======

Proved developed reserves
    Beginning of period                           -          -
    End of period                                 -          -


Standardized Measure of Discounted Future
    Net Cash Flows at December 31, 1998

    Future cash inflows                                 $ 580,013,502
    Future production costs                              ( 77,681,437)
    Future development costs                             ( 22,535,000)
    Future income tax expenses                           (163,131,002)
                                                        -------------
                                                        $ 316,666,063
    Future net cash flows (10% annual discount
        for estimated timing of cash flows)             $ 120,536,224
                                                        -------------
Standardized measures of discounted future net cash
    flows relating to proved oil and gas reserves       $ 120,536,224
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the period ended December 31, 1998.

Beginning of period                                     $ 120,536,224
Sales of oil and gas produced, net of production costs
Net changes in prices and production costs
Extensions, discoveries, and improved recovery,
    less related costs
Development costs incurred during the period which
    were previously estimated
Net change in estimated future development costs
Revisions of previous quantity estimates
Net change from purchases and sales of minerals in place
Accretion of discount
Net change in income taxes
Other
                                                        -------------
End of period                                           $ 120,536,224
                                                        =============