Form 10QSB
period 1999-03-31
CHANCELLOR GROUP INC/
filed 1999-11-16
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1999

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE EXCHANGE ACT

For the transition period from __________ to __________

             Commission File No. 33-55254-32

                  CHANCELLOR GROUP, INC.
 ___________________________________________________________
  (Exact name of small business issuer as specified in its
                         charter)

Nevada                                   87-0438647
________                                 ____________
(State or other jurisdiction of	         (I.R.S. Employer
Incorporation or organization)	          Identification  No.)

     1800 E. Sahara, Suite 107, Las Vegas, Nevada  89104
_____________________________________________________________
 (Address of principal executive offices, including zip code)


Issuer's Telephone Number:  (702) 938-0261


______________________________________________________
 (Former name, former address and former fiscal year,
              if changed since last report)


Check whether the Issuer (1) filed all
reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ____       ____


As of March 31, 1999, 17,950,361 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended March 31, 1999


Chancellor Group, Inc.

                                                           Page

PART I:  FINANCIAL INFORMATION

            Item 1.

            Consolidated Balance Sheet                       2
            Consolidated Statement Of Operations             3
            Consolidated Statement Of Cash Flows             4
            Notes To Consolidated Financial Statements       5


            Item 2.

            Management's Discussion And
            Analysis Or Plan Of Operation                    8

PART II:  OTHER INFORMATION                                  9


SIGNATURES                                                  10

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 1999
                             (UNAUDITED)

                               ASSETS



Oil and gas properties                $    35,905
                                    _____________

Total Assets                          $    35,905
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   306,009
                                     ____________
       Total current liabilities          306,009

                                     ____________

Total Liabilities                         306,009
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 17,950,361
       shares issued
       & outstanding                      17,950
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       48,000 issued and outstanding
       at March 31, 1999              48,000,000

     Paid in capital                 (47,510,662)

     Accumulated deficit             (   777,392)
                                    ____________

Total Stockholders' Equity           (   270,104)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $     35,905
	 						                            ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                           Three Months Ended
                                                March 31,
                                           1998          1999
                                           ____          ____


Sales                                   $       -     $       -

Operating expenses                         54,724        60,001
                                        _________     _________
Income (loss) from
 operations                              ( 54,724)     ( 60,001)
                                        _________     _________

Income (loss) before provision
 for income taxes                        ( 54,724)     ( 60,001)

Provision for income tax                        -             -
                                        _________     _________


Net income (loss)                       $( 54,724)    $( 60,001)
                                        =========     =========

Net income (loss) per share
(Basic and fully diluted)               $(     *)    $(      *)
                                        =========     =========

Weighted average number of
common shares outstanding              15,174,668    17,950,361
                                       ==========    ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                                1998          1999
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $( 54,724)    $( 60,001)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Accounts pay. and accrued expenses       54,724        60,001
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                        -             -
                                             _________     _________


Net Increase (Decrease) In Cash                      -             -

Cash At The Beginning Of The Period                  -             -
                                             _________     _________

Cash At The End Of The Period                $       -     $       -
                                             =========     =========

See Notes to Consolidated Financial Statements

                      CHANCELLOR GROUP, INC.
            Notes to Consolidated Financial Statements
                           (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.
The results of operations for such interim periods are not necessarily indicative of operations for a full year.

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)
                    Period Ended March 31, 1999

Capitalized Costs Relating to Oil and Gas
Producing Activities at March 31, 1999
------------------------------------------

Unproved oil and gas properties          $         -
Proved oil and gas properties                 35,905
Support equipment and facilities                   -
                                         -----------
                                              35,905
Less accumulated depreciation,
depletion, amortization, and
impairment                                (        -)
                                         -----------
Net capitalized costs                    $    35,905
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended March 31, 1999
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Actvities for the Period Ended March 31, 1999
-------------------------------------------------

Oil and gas sales                        $         -
Gain on sale of oil and gas properties             -
Gain on sale of oil and gas leases                 -
Production costs                                   -
Exploration expenses                               -
Depreciation, depletion,
  and amortization                                 -
                                         -----------
                                                   -
Income tax expense                                 -
                                         -----------
Results of operations for oil and gas
  producing activities (excluding
  corporate overhead and financing
  costs)                                 $         -
                                         ===========


Reserve Information

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.
     Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.
     The standardized measure of discounted future net cash flows is computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credit, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended March 31, 1999

Reserve Information
-------------------
                                                Oil            Gas
                                               (Bbls)         (Bcf)
                                               ------         ------
Proved developed and undeveloped reserves
     Beginning of period                            -         249.50
     Revisions of previous estimates                -              -
     Improved recovery                              -              -
     Purchases of minerals in place                 -              -
     Extensions and discoveries                     -              -
     Production                                     -              -
     Sales of minerals in place                     -              -
                                              -------        -------
     End of period                                  -         249.50
                                              =======        =======
Proved developed reserves
     Beginning of period                            -              -
     End of period                                  -              -

Standardized Measure of Discounted Future
     Net Cash Flows at March 31, 1999

     Future cash inflows                                $ 580,013,502
     Future production costs                             ( 77,681,437)
     Future development costs                            ( 22,535,000)
     Future income tax expenses                          (163,131,002)
                                                        -------------
                                                          316,666,063
     Future net cash flows (10% annual discount for
         estimated timing of cash flows)                 (120,536,224)
                                                        -------------
Standardized measures of discounted future net cash
     flows relating to proved oil and gas reserves      $(120,536,224)
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended March 31, 1999.

Beginning of period                                     $(120,536,224)
Sales of oil and gas produced, net of production costs         (   xx)
Net changes in prices and production costs                     (   xx)
Extensions, discoveries, and improved recovery,
   less related costs                                              xx
Development costs incurred during the period which
   were previously estimated                                       xx
Net change in estimated future development costs                   xx
Revisions of previous quantity estimates                       (   xx)
Net change from purchases and sales of minerals in place       (   xx)
Accretion of discount                                              xx
Net change in income taxes                                     (   xx)
Other                                                          (   xx)
                                                        -------------
End of period                                           $(120,536,224)

                       CHANCELLOR GROUP, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

The Company was originally incorporated in Utah in 1986 and reincorporated in Nevada in 1993. In July, 1995, the Company acquired all of the issued capital of two Kentucky based gas operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves and gas transmission systems respectively. In December 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"). This subsidiary acquired additional freehold real estate and gas reserves for $5,425,000. In September, 1997, the Company acquired 100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July 1998 the Company acquired 100% ownership of Lichfield Petroleum America, Inc., ("Lichfield"), a Texas corporation. Chancellor Group, Inc., Radly, Lichfield, DGS, NGS, and DRI operate and remain as separate legal entities. The Company has taken an impairment writedown of the assets of DGS, NGS, and DRI until such time as certain disputes relating to the original acquisition agreements for DGS and NGS by and between the Company and the former owners of those subsidiaires are resolved. Management expects that such dispute will be resolved in its favour in 2000.

The Company's officers and directors are currently implementing an extensive business plan, through which the Company will raise new equity capital to finance the initial development work of its existing Texas gas assets, recover operating control of and finance the redevelopment of the extensive Kentucky gas assets, and acquire interests in several important new drilling and redevelopment projects.

Results of Operations

The results for the quarter ended March 31, 1999 show an increase in current liabilities to $306,009, compared to $246,008 for the previous quarterly period, ending December 31, 1998. The Company generated no revenue during the period covered by this report. A comparison with figures for the corresponding period last year is meaningless, as the Company had not yet commenced trading.

The sole activity of the Company during the quarter was the restoration to full regulatory compliance and the continued preparation for the growth, financing, and development of the Company's business assets.

The Company did not issue any securities during the quarter covered by this report.

Liquidity and Capital Resources

The consolidated Balance Sheet as of March 31, 1999 reports no increase in current or noncurrent assets. Current liabilities have increased to $306,009 during the year to date, comprised principally of increases in deferred and unpaid compensation due to two officers of the Company, and general operating expenses.

Day to day general operating expenses are paid out of pocket by officers of the Company, and from time to time these expenses are invoiced to the Company for payment. As of the date of this report, no such invoiced amounts had yet been rendered to the Company.

Impact of inflation

The Company believes that its activities are not materially affected by inflation.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None

                         SIGNATURES

	 In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANCELLOR GROUP, INC.


By: /s/Shane X.G. Rodgers
Shane X.G. Rodgers, President
                  and Director


Date:  April 30, 1999