Form 10QSB
period 1999-06-30
CHANCELLOR GROUP INC/
filed 1999-11-16
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 1999

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

Yes   X      No
    ____       ____


As of June 30, 1999, 18,760,361 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended June 30, 1999


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                            JUNE 30, 1999
                             (UNAUDITED)

                               ASSETS



Oil and gas properties                $    35,905
                                    _____________

Total Assets                          $    35,905
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   201,323
                                     ____________
       Total current liabilities          201,323

                                     ____________

Total Liabilities                         201,323
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 18,760,361
       shares issued
       & outstanding                      18,760
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       48,000 issued and outstanding  48,000,000

     Paid in capital                 (47,304,349)

     Accumulated deficit             (   879,829)
                                    ____________

Total Stockholders' Equity           (   165,418)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $     35,905
	 						                            ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                1998          1999    1998        1999
                                ____          ____    ____        ____


Sales                        $       -     $       -  $       -   $       -

Operating expenses              54,725       102,437    109,450     162,438
                             _________     _________  _________   _________
Income (loss) from
 operations                   ( 54,725)     (102,437)  (109,450)   (162,438)
                             _________     _________  _________   _________

Income (loss) before provision
 for income taxes             ( 54,725)     (102,437)  (109,450)   (162,438)

Provision for income tax             -             -          -           -
                             _________     _________  _________   _________


Net income (loss)            $( 54,725)    $(102,437) $(109,450)  $(162,438)
                             =========     =========  =========   =========

Net income (loss) per share
(Basic and fully diluted)    $(     *)    $(      *)  $(     *)   $(     *)
                             =========     =========  =========   =========

Weighted average number of
common shares outstanding   15,341,132    18,587,028 15,257,900  18,587,028
                            ==========    ========== ==========  ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                                1998          1999
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(109,450)    $(162,438)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Compensatory stock issuances             29,402       186,000
       Accounts pay. and accrued expenses       80,048      ( 44,685)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                        -      ( 21,123)
                                             _________     _________

Cash Flows from Financing Activities:

     Contributed capital                             -        21,123
                                             _________     _________
         Net cash provided
         by (used for)
         financing activites                         -        21,123
                                             _________     _________

Net Increase (Decrease) In Cash                      -             -

Cash At The Beginning Of The Period                  -             -
                                             _________     _________

Cash At The End Of The Period                $       -     $       -
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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)
                    Period Ended June 30, 1999

Capitalized Costs Relating to Oil and Gas
Producing Activities at June 30, 1999
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended June 30, 1999
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Actvities for the Period Ended June 30, 1999
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended June 30, 1999

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

Standardized Measure of Discounted Future
     Net Cash Flows at June 30, 1999

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
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended June 30, 1999.

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

Results of Operations

The results for the quarter ended June 30, 1999 show a decrease in current liabilities to $201,323, compared to $306,009 for the previous quarterly period, ending March 31, 1999. The Company generated no revenue during the period covered by this report. A comparison with figures for the corresponding period last year is meaningless, as the Company had not yet commenced trading.

The sole activity of the Company during the quarter was the restoration to full regulatory compliance and the continued preparation for the growth, financing, and development of the Company's business assets.

The Company issued 810,000 common shares during the quarter covered by this report.

Liquidity and Capital Resources

The consolidated Balance Sheet as of June 30, 1999 reports no increase in current or noncurrent assets. Current liabilities have decreased to $201,323 during the year to date, comprised principally of increases in deferred and unpaid compensation due to two officers of the Company, and general operating expenses.

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


Date:  July 30, 1999