Form 10QSB
period 1999-09-30
CHANCELLOR GROUP INC/
filed 1999-11-16
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1999

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

Yes   X      No
    ____       ____


As of September 30, 1999, 18,760,361 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended September 30, 1999


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1999
                             (UNAUDITED)

                               ASSETS



Oil and gas properties                $    35,905
                                    _____________

Total Assets                          $    35,905
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   241,286
                                     ____________
       Total current liabilities          241,286

                                     ____________

Total Liabilities                         241,286
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 18,760,361
       shares issued
       & outstanding                      18,760
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       48,000 issued and outstanding  48,000,000

     Paid in capital                 (47,297,762)

     Accumulated deficit             (   926,379)
                                    ____________

Total Stockholders' Equity           (   205,381)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $     35,905
	 						                            ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                1998          1999    1998        1999
                                ____          ____    ____        ____


Sales                        $       -     $       -  $       -   $       -

Operating expenses              48,837        46,550    158,286     208,988
                             _________     _________  _________   _________
Income (loss) from
 operations                   ( 48,837)     ( 46,550)  (158,286)   (208,988)
                             _________     _________  _________   _________

Income (loss) before provision
 for income taxes             ( 48,837)     ( 46,550)  (158,286)   (208,988)

Provision for income tax             -             -          -           -
                             _________     _________  _________   _________


Net income (loss)            $( 48,837)    $( 46,550) $(158,286)  $(208,988)
                             =========     =========  =========   =========

Net income (loss) per share
(Basic and fully diluted)    $(     *)    $(      *)  $(     *)   $(     *)
                             =========     =========  =========   =========

Weighted average number of
common shares outstanding   17,103,694    18,760,361 15,787,934  18,097,028
                            ==========    ========== ==========  ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                Nine Months Ended
                                                  September 30,
                                                1998          1999
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(158,286)    $(208,988)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Compensatory stock issuances             31,402       186,000
       Accounts pay. and accrued expenses      126,884      (  4,722)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                        -      ( 27,710)
                                             _________     _________

Cash Flows from Financing Activities:

     Contributed capital                             -        27,710
                                             _________     _________
         Net cash provided
         by (used for)
         financing activites                         -        27,710
                                             _________     _________

Net Increase (Decrease) In Cash                      -             -

Cash At The Beginning Of The Period                  -             -
                                             _________     _________

Cash At The End Of The Period                $       -     $       -
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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)
                  Period Ended September 30, 1999

Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 1999
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended September 30, 1999
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Actvities for the Period Ended September 30, 1999
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended September 30, 1999

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

Standardized Measure of Discounted Future
     Net Cash Flows at September 30, 1999

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
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended September 30, 1999.

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

Results of Operations

The results for the quarter ended Sept. 30, 1999 show an increase in current liabilities to $241,286. The Company generated no revenue during the period covered by this report. A comparison with figures for the corresponding period last year is meaningless, as the Company had not yet commenced trading.

The sole activity of the Company during the quarter was the restoration to full regulatory compliance and the continued preparation for the growth, financing, and development of the Company's business assets.

The Company issued no securities during the quarter covered by this report.

Liquidity and Capital Resources

The consolidated Balance Sheet as of Sept. 30, 1999 reports no increase in current or noncurrent assets. Current liabilities have increased to $241,286 during the year to date, comprised principally of increases in deferred and unpaid compensation due to two officers of the Company, and general operating expenses.

Day to day general operating expenses are paid out of pocket by officers of the Company, and from time to time these expenses are invoiced to the Company for payment.

No increase was recorded in compensation due to the Company's Chairman and CEO during the quarter ended September 30, 1999. The Company and the Chairman and CEO have agreed that unpaid compensation dating back to May, 1999 will not be recognized until a new compensation agreement is negotiated in early 2000. Consequently, the Company as of September 30, 1999 continued to owe cash compensation to the Chairman and CEO in the amount of $40,000.

The Company is presently in the process of undertaking a small private placement of securities to raise an estimated $300,000. These funds are to be used to repay all current indebtedness of the Company, and enable it to meet certain other operating expenses, including the preparation of a prospectus or private placement memorandum for the raising of $11 million in new equity capital.

Impact of inflation

The Company believes that its activities are not materially affected by inflation.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K -
        -- 8-K filed September 16, 1999.

                         SIGNATURES

	 In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANCELLOR GROUP, INC.


By: /s/Shane X.G. Rodgers
Shane X.G. Rodgers, President
                  and Director


Date:  October 30, 1999