Form 10QSB
period 2000-03-31
CHANCELLOR GROUP INC/
filed 2000-06-07
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2000

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE EXCHANGE ACT

For the transition period from __________ to __________

             Commission File No. 33-55254-32

                  CHANCELLOR GROUP, INC.
 __________________________________________________________
  (Exact name of small business issuer as specified in its
                         charter)

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

Yes   X      No
    ____       ____


As of March 31, 2000, 19,985,361 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended March 31, 2000


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2000
                             (UNAUDITED)

                               ASSETS


Cash                                  $     8,484

Oil and gas properties                     35,905
                                    _____________

Total Assets                          $    44,389
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   255,998
                                     ____________
       Total current liabilities          255,998

                                     ____________

Total Liabilities                         255,998
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 19,985,361
       shares issued
       & outstanding                      19,985
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       48,000 issued and outstanding
       at March 31, 2000              48,000,000

     Paid in capital                 (47,151,556)

     Accumulated deficit             ( 1,080,038)
                                    ____________

Total Stockholders' Equity           (   211,609)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $     44,389
	 						                            ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                           Three Months Ended
                                                March 31,
                                           1999          2000
                                           ____          ____


Sales                                   $       -     $       -

Operating expenses                         60,001       118,655
                                        _________     _________
Income (loss) from
 operations                              ( 60,001)     (118,655)
                                        _________     _________

Income (loss) before provision
 for income taxes                        ( 60,001)     (118,655)

Provision for income tax                        -             -
                                        _________     _________


Net income (loss)                       $( 60,001)    $(118,655)
                                        =========     =========

Net income (loss) per share
(Basic and fully diluted)               $(     *)    $(      *)
                                        =========     =========

Weighted average number of
common shares outstanding              17,950,361    19,985,361
                                       ==========    ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                                1999          2000
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $( 60,001)    $(118,655)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Accounts pay. and accrued expenses       60,001       (12,208)
       Compensatory stock issuances                           71,383
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                        -      ( 59,480)
                                             _________     _________


Cash Flows From Financing Activities:

   Sale of common stock                                       60,000
   Paid in capital                                             7,964
                                             _________     _________

         Net cash provided
         by (used for)
         financing activities                                 67,964
                                             _________     _________


Net Increase (Decrease) In Cash                      -         8,484

Cash At The Beginning Of The Period                  -             -
                                             _________     _________

Cash At The End Of The Period                $       -     $   8,484
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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)
                    Period Ended March 31, 2000

Capitalized Costs Relating to Oil and Gas
Producing Activities at March 31, 2000
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended March 31, 2000
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Actvities for the Period Ended March 31, 2000
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended March 31, 2000

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

Standardized Measure of Discounted Future
     Net Cash Flows at March 31, 2000

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
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended March 31, 2000.

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

                       CHANCELLOR GROUP, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

The Company was originally incorporated in Utah in 1986 and reincorporated in Nevada in 1993. In July, 1995, the Company acquired all of the issued capital of two Kentucky based gas operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves and gas transmission systems respectively. In December 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"). This subsidiary acquired additional freehold real estate and gas reserves for $5,425,000. In September, 1997, the Company acquired 100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July, 1998 the Company acquired 100% ownership of Lichfield Petroleum America, Inc., ("Lichfield"), a Texas corporation. Chancellor Group, Inc., Radly, Lichfield, DGS, NGS, and DRI operate and remain as separate legal entities. The Company has taken an impairment writedown of the assets of DGS, NGS, and DRI until such time as certain disputes relating to the original acquisition agreements for DGS and NGS by and between the Company and the former owners of those subsidiaires are resolved. Management expects that such dispute will be resolved in its favour in 2000.

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

Results of Operations

The results for the quarter ended March 31, 2000 show a net decrease of $12,208 in current liabilities to $255,998, compared to $268,206 for the previous quarterly period, ending December 31, 1999. The Company generated no revenue during the period covered by this report. A comparison with figures for the corresponding period last year is meaningless, as the Company had not yet commenced trading.

The sole activity of the Company during the quarter was the restoration to full regulatory compliance and the continued preparation for the growth, financing, and development of the Company's business assets.

During the quarter, the Company issued 950,000 shares of restricted common stock.

Liquidity and Capital Resources

The consolidated Balance Sheet as of March 31, 2000 reports no increase in current or noncurrent assets. Current liabilities have decreased to $255,998 during the year to date, (compared to $268,206 in the previous quarter) comprised principally of deferred and unpaid compensation due to two officers of the Company, and general operating expenses.

Day to day general operating expenses are from time to time paid out of pocket by officers of the Company, and from time to time these expenses are invoiced to the Company for payment. Additionally during the quarter the Company commenced a series of restricted common stock placements to raise additional working capital. During the quarter the Company received $60,000 in proceeds from such placements, and as of March 31, 2000 had a net cash balance of $8,484.

No addition from May, 1999 was recorded in compensation due to the Company's Chairman and Chief Executive Officer during the quarter ending March 31, 2000. The Company and the Chairman and Chief Executive Officer have agreed that unpaid compensation dating back to May, 1999 will not be recognized until a new compensation agreement is negotiated in 2000. Consequently, the Company as of March 31, 2000 continued to owe cash compensation to the Chairman and Chief Executive Officer in the net amount of $26,300.

The Company is presently in the process of undertaking a series of small private placements of securities to raise up to $1 million. The Company believes it will raise all of this amount, or any such other amount as it determines. These funds are to be used to repay all current indebtedness of the Company, and enable it to meet certain other operating expenses, including the preparation of a prospectus or private placement memorandum for the raising of $27 million in new equity capital following readmission of the Company's securities for trading on the OTC Bulletin Board.

Impact of inflation

The Company believes that its activities are not, at this time, materially affected by inflation.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securties and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 26th, 2000.

CHANCELLOR GROUP, INC.


By: /s/Shane X.G. Rodgers
Shane X.G. Rodgers,
Chairman, Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 26th, 2000.

/s/Shane X.G. Rodgers
Shane X.G. Rodgers
Chief Executive Officer, acting President
Director

/s/Ashraf Khan
Ashraf Khan
Vice President and Director

/s/William H. Stinson
William H. Stinson
Director