Form 10QSB
period 2000-06-30
CHANCELLOR GROUP INC/
filed 2000-09-08
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 2000

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

Yes   X      No
    ____       ____


As of June 30, 2000, 20,805,361 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended June 30, 2000


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2000
                             (UNAUDITED)

                               ASSETS


Cash                                  $    10,069
                                    _____________

  Current assets                           10,069

Oil and gas properties                     35,905
                                    _____________

Total Assets                          $    45,974
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   266,377
                                     ____________
       Total current liabilities          266,377

                                     ____________

Total Liabilities                         266,377
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 20,805,361
       shares issued
       & outstanding                      20,805
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       48,000 issued and outstanding  48,000,000

     Paid in capital                 (47,005,186)

     Accumulated deficit             ( 1,236,022)
                                    ____________

Total Stockholders' Equity           (   220,403)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $     45,974
	 						                            ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                2000          1999    2000        1999
                                ____          ____    ____        ____


Sales                        $       -     $       -  $       -   $       -

Operating expenses             155,984       102,437    274,369     162,438
                             _________     _________  _________   _________
Income (loss) from
 operations                   (155,984)     (102,437)  (274,369)   (162,438)
                             _________     _________  _________   _________

Income (loss) before provision
 for income taxes             (155,984)     (102,437)  (274,369)   (162,438)

Provision for income tax             -             -          -           -
                             _________     _________  _________   _________


Net income (loss)            $(155,984)    $(102,437) $(274,369)  $(162,438)
                             =========     =========  =========   =========

Net income (loss) per share
(Basic and fully diluted)    $(     *)    $(      *)  $(     *)   $(     *)
                             =========     =========  =========   =========

Weighted average number of
common shares outstanding   20,805,361    18,587,028 20,805,361  18,587,028
                            ==========    ========== ==========  ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                                2000          1999
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(274,639)    $(162,438)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Compensatory stock issuances            121,383       186,000
       Accounts pay. and accrued expenses       (1,829)     ( 44,685)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                 (155,085)     ( 21,123)
                                             _________     _________

Cash Flows from Financing Activities:

     Sales of common stock                     146,350
     Contributed capital                        18,804        21,123
                                             _________     _________
         Net cash provided
         by (used for)
         financing activites                   165,154        21,123
                                             _________     _________

Net Increase (Decrease) In Cash                 10,069             -

Cash At The Beginning Of The Period                  -             -
                                             _________     _________

Cash At The End Of The Period                $  10,069     $       -
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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)
                    Period Ended June 30, 2000

Capitalized Costs Relating to Oil and Gas
Producing Activities at June 30, 2000
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended June 30, 2000
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Actvities for the Period Ended June 30, 2000
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended June 30, 2000

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

Standardized Measure of Discounted Future
     Net Cash Flows at June 30, 2000

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
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended June 30, 2000.

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

Results of Operations

The results for the quarter ended June 30, 2000 show a net increase of $10,379 current liabilities to $266,377, compared to $255,998 for the previous quarterly period, ending March 31, 2000. The Company generated no revenue during the period covered by this report. A comparison with figures for the corresponding period last year is meaningless, as the Company had not yet commenced trading.

The sole activity of the Company during the quarter was the restoration to full regulatory compliance and the continued preparation for the growth, financing, and development of the Company's business assets, including but not limited to preparing for the pending relisting of the Company's common stock on the OTC Bulletin Board.

During the quarter, the Company issued 820,000 shares of restricted common stock.

Liquidity and Capital Resources

The consolidated Balance Sheet as of June 30, 2000 reports no material increase in current or noncurrent assets. Current liabilities have decreased to $266,377 during the year to date, compared to $255,998 in the previous quarter, comprising increases in outstanding and unpaid executive compensation due to an officer and director of the Company, and general operating expenses.

Day to day general operating expenses are paid out of pocket by officers of the Company, and from time to time these expenses are invoiced to the Company for payment. Additionally during the quarter the Company commenced a series of restricted common stock placements to raise additional working capital. During the quarter the Company received $136,350 in proceeds from such placements, of which $86,350 was cash and $50,000 was a non-cash item, and as of June 30, 2000 had a net cash balance of $10,069.

No addition from May 1999 was recorded in compensation due to the Company's Chairman and Chief Executive Officer during the quarter ending June 30, 2000. The Company and the Chairman and Chief Executive Officer have agreed that unpaid compensation dating back to May, 1999 will not be recognized until a new compensation agreement is negotiated and approved by the board, likely in the 2000 third quarter. Consequently, the Company as of June 30, 2000 continued to owe cash compensation to the Chairman and Chief Executive Officer in the net amount of $21,300.

The Company is presently in the process of undertaking a series of small private placements of securities to raise up to $750,000. The company believes it will raise all of this amount, or any such other amount as it determines. These funds are to be used to pay all current indebtedness of the Company, and enable it to meet certain other operating expenses, including the preparation of a prospectus or private placement memorandum for the raising of $27 million in new equity capital following readmission of the Company's securities for trading on the OTC Bulletin Board.


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

CHANCELLOR GROUP, INC.


By: /s/Shane X.G. Rodgers
Shane X.G. Rodgers,
Vice Chairman, President
and Director


Date:  August 29, 2000