Form 10QSB
period 2000-09-30
CHANCELLOR GROUP INC/
filed 2000-11-16
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2000

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

Yes   X      No
    ____       ____


As of September 30, 2000, 25,870,361 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended September 30, 2000


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2000
                             (UNAUDITED)

                               ASSETS


Cash                                  $    34,205
                                    _____________

       Total current assets                34,205


Oil and gas properties                    414,030
                                    _____________

Total Assets                          $   448,235
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   436,377
                                     ____________
       Total current liabilities          436,377

                                     ____________

Total Liabilities                         436,377
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 25,870,361
       shares issued
       & outstanding                      25,870
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       48,000 issued and outstanding  48,000,000

     Paid in capital                 (46,475,515)

     Accumulated deficit             ( 1,538,497)
                                    ____________

Total Stockholders' Equity                11,858
                                    ____________
Total Liabilities And
 Stockholders' Equity               $    448,235
	 						                            ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                2000          1999    2000        1999
                                ____          ____    ____        ____


Sales                        $       -     $       -  $       -   $       -

Operating expenses             302,475        46,550    577,114     208,988
                             _________     _________  _________   _________
Income (loss) from
 operations                   (302,475)     ( 46,550)  (577,114)   (208,988)
                             _________     _________  _________   _________

Income (loss) before provision
 for income taxes             (302,475)     ( 46,550)  (577,114)   (208,988)

Provision for income tax             -             -          -           -
                             _________     _________  _________   _________


Net income (loss)            $(302,475)    $( 46,550) $(577,114)  $(208,988)
                             =========     =========  =========   =========

Net income (loss) per share
(Basic and fully diluted)    $(   .01)    $(      *)  $(   .03)   $(   .01)
                             =========     =========  =========   =========

Weighted average number of
common shares outstanding   22,602,028    18,760,361 21,130,917  18,097,028
                            ==========    ========== ==========  ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                Nine Months Ended
                                                  September 30,
                                                2000          1999
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(577,114)    $(208,988)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Compensatory stock issuances            181,383       186,000
       Accounts pay. and accrued expenses      168,171      (  4,722)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                  349,554      ( 27,710)
                                             _________     _________

Cash Flows from Financing Activities:

     Sales of common stock                     241,350
     Contributed capital                        20,415        27,710
                                             _________     _________
         Net cash provided
         by (used for)
         financing activites                   261,765        27,710
                                             _________     _________

Net Increase (Decrease) In Cash                 34,205             -

Cash At The Beginning Of The Period                  -             -
                                             _________     _________

Cash At The End Of The Period                $  34,205     $       -
                                             =========     =========


In September, 2000 the Company issued 4,500,000 common shares to acquire Getty Petroleum, Inc., with net assets of $378,125 consisting of oil and gas leases.


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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)
                  Period Ended September 30, 2000

Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 2000
------------------------------------------

Unproved oil and gas properties          $         -
Proved oil and gas properties                414,030
Support equipment and facilities                   -
                                         -----------
                                             414,030
Less accumulated depreciation,
depletion, amortization, and
impairment                                (        -)
                                         -----------
Net capitalized costs                    $   414,030
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended September 30, 2000
---------------------------------------

Property acquisition costs
     Proved                              $   378,125
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Actvities for the Period Ended September 30, 2000
-------------------------------------------------

Oil and gas sales                        $         -
Gain on sale of oil and gas properties             -
Gain on sale of oil and gas leases                 -
Production costs                                   -
Exploration expenses                               -
Depreciation, depletion,
  and amortization                                 -
                                         -----------
                                                   -
Income tax expense                                 -
                                         -----------
Results of operations for oil and gas
  producing activities (excluding
  corporate overhead and financing
  costs)                                 $         -
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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended September 30, 2000

Reserve Information
-------------------
                                                Oil            Gas
                                               (Bbls)         (Bcf)
                                               ------         ------
Proved developed and undeveloped reserves
     Beginning of period                            -         249.50
     Revisions of previous estimates                -              -
     Improved recovery                              -              -
     Purchases of minerals in place                 -          99.00
     Extensions and discoveries                     -              -
     Production                                     -              -
     Sales of minerals in place                     -              -
                                              -------        -------
     End of period                                  -         348.50
                                              =======        =======
Proved developed reserves
     Beginning of period                            -              -
     End of period                                  -              -

Standardized Measure of Discounted Future
     Net Cash Flows at September 30, 2000

     Future cash inflows                                $ 1,477,550,041
     Future production costs                             (  245,054,769)
     Future development costs                            (   32,535,000)
     Future income tax expenses                          (  407,986,493)
                                                        ---------------
                                                            791,973,779
     Future net cash flows (10% annual discount for
         estimated timing of cash flows)                    489,051,180
                                                        ---------------
Standardized measures of discounted future net cash
     flows relating to proved oil and gas reserves      $   489,051,180
                                                        ===============

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended September 30, 2000.

Beginning of period                                     $   120,536,224
Sales of oil and gas produced, net of production costs           (   xx)
Net changes in prices and production costs                   91,523,155
Extensions, discoveries, and improved recovery,
   less related costs                                                xx
Development costs incurred during the period which
   were previously estimated                                         xx
Net change in estimated future development costs                     xx
Revisions of previous quantity estimates                         (   xx)
Net change from purchases and sales of minerals in place    276,991,801
Accretion of discount                                                xx
Net change in income taxes                                       (   xx)
Other                                                            (   xx)
                                                        ---------------
End of period                                           $   489,051,180

                       CHANCELLOR GROUP, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

The Company was originally incorporated in Utah in 1986 and reincorporated in Nevada in 1993. In July, 1995, the Company acquired all of the issued capital of two Kentucky based gas operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves and gas transmission systems respectively. In December 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"). This subsidiary acquired additional freehold real estate and gas reserves for $5,425,000. In September, 1997, the Company acquired 100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July 1998 the Company acquired 100% ownership of Lichfield Petroleum America, Inc., ("Lichfield"), a Texas corporation. In September 2000, the Company acquired all of the share capital of Getty Petroleum, Inc. ("Getty"), a Texas corporation controlling additional strategic acreage and reserves of gas in Pecos County, Texas. Chancellor Group, Inc., Radly, Lichfield, Getty,
DGS, NGS, and DRI operate and remain as separate legal entities. The Company has taken an impairment writedown of the assets of DGS, NGS, and DRI until such time as certain disputes relating to the original acquisition agreements for DGS and NGS by and between the Company and the former owners of those subsidiaires are resolved. Management expects that such dispute will be resolved in its favour in 2001. On September 9, 2000, the Company entered into a preliminary accord with Santa Barbara, California based Energy Transfer Corporation ("ETC"), in which the Company and ETC agreed to enter into a definitive agreement for the creation of a new jointly owned corporation to exploit and commercialize certain alternative energy technology developed by ETC.

The Company's officers and directors are now proceeding with the 2000/2001 implementation of a comprehensive business plan, through which the Company will raise new equity capital to finance the initial development work of its existing Texas gas assets, recover operating control of and finance the redevelopment of the extensive Kentucky gas assets, and acquire interests in several important new oil and gas drilling and development projects in the continental United States of America, and elsewhere. The Company will also provide funding to its new joint venture with Energy Transfer Corporation.

Results of Operations

The results for the quarter ended Sept. 30, 2000 show a net increase of $170,000 in current liabilities to $436,377 compared to current liabilities of $266,377 for the previous quarterly period ending June 30, 2000. The Company generated no revenue during the period covered by this report, other than from sales of securities.

The primary activity of the Company during the quarter was the completion of restoration to full regulatory compliance and the continued preparation for the growth, acquisition, financing, and development of the Company's business and assets. The Company acquired all of the capital of Getty Petroleum, Inc. of Texas, and entered into a preliminary joint venture accord with Energy Transfer Corporation of Santa Barbara, California.

During the quarter, the Company issued 5,065,000 shares of restricted common stock.

Liquidity and Capital Resources

The consolidated Balance Sheet as of Sept. 30, 2000 reports an increase in current assets during the quarter to $34,574, compared to $10,069 in the previous quarter. Non current assets increased during the quarter to $414,030 compared to $35,905 in the previous quarter, due to the acquisition by the Company of Getty Petroleum, Inc. Current liabilities have increased to $436,377 during the year to date, (compared to $266,377 in the previous quarter) comprising net increases in outstanding and unpaid executive compensation due to officers and directors of the Company, and general operating expenses.

Day to day general operating expenses are from time to time paid out of pocket by officers of the Company, and from time to time these expenses are invoiced to the Company for payment. Additionally during the quarter the Company continued a series of restricted common stock placements to raise additional working capital. During the quarter the Company received
$95,000 in cash proceeds from such placements and an additional $60,000 in non cash proceeds, and as of September 30, 2000 had a net cash balance of $34,574. In addition, the Company issued 4,500,000 shares of restricted common stock, valued at $378,125, to acquire all of the capital of Getty Petroleum, Inc.

At a meeting of the Board of Directors held on July 24, 2000, the Board recognized and approved back-entitlements dating back to May 1999 accumulating at the rate of $10,000 per month, to Mr. Rodgers, the Company's Vice Chairman and acting President. The accumulated and unpaid compensation payments due Mr. Rodgers have accordingly since been adjusted, as reflected in the third quarter accounts of the Company, less amounts paid to Mr. Rodgers or on his behalf, during the quarter. Compensation due to Mr. Rodgers shall continue to accrue at $10,000 per month, less any payments made, until the Company enters into a new employment contract with Mr. Rodgers, likely in the first quarter of 2001. Consequently, as of September 30, 2000, the Company owed Mr. Rodgers $176,800 in accumulated and unpaid compensation.

The Company continues to undertake a series of small private placements of securities to raise working capital funds. The Company believes it will raise all its capital needs on a timely basis. These funds are used to pay all current indebtedness of the Company, and enable it to meet its day to day operating expenses, including the preparation of a prospectus or private placement memorandum for the raising of $27 million in new equity capital following readmission of the Company's securities for trading on the OTC Bulletin Board.

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

                         SIGNATURES

Pursuant to the requirements Section 12(g) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2000.

CHANCELLOR GROUP, INC.

By: /s/Ashraf Khan
Ashraf Khan, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf on the Registrant in the capacities indicated, on November 1, 2000.

/s/Ashraf Khan
Ashraf Khan
Chairman, Chief Executive Officer, and Director

/s/Shane X.G. Rodgers
Shane X.G. Rodgers
Vice Chairman, President, and Director

/s/William Stinson
William Stinson
Director

/s/Bassam Abu-Ghazaleh
Bassam Abu-Ghazaleh
Director