Form 10KSB
period 2000-12-31
CHANCELLOR GROUP INC/
filed 2001-04-13
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 2000

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

Yes  X       No
    ___        ___

As of December 31, 2000, 27,305,361 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was approximately $13,600,000.

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

This Form 10-KSB consists of 29 pages. The Exhibit Index begins on page 12.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 2000

                           Chancellor Group, Inc.

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

                                  PART I


Item 1.  Business

     Chancellor Group, Inc. (formerly Nighthawk Capital, Inc.)("Nighthawk", the "Company", the "Registrant") was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of Nevada in 1993. In July 1995, the Company acquired all of the issued capital of two Kentucky based operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves, and gas transmission systems, respectively. In December, 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"), which acquired additional freehold lands and gas reserves for $5,425,000. On August 1, 1996, the Company completed the spinoff of its wholly owned subsidiary, Chancellor Australia Pty. Ltd., which contained all of the non-energy operations and assets of the group. In September, 1997 the Company acquired
100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July, 1998 the Company acquired 100% ownership in Lichfield Petroleum
America, Inc., ("Lichfield") a Texas corporation. In October of 2000, the Company acquired 100% ownership of Getty Petroleum, Inc. ("Getty") in exchange for 4,500,000 shares of restricted common stock. Chancellor Group, Inc., Getty, Radly, Lichfield, DGS, NGS, and DRI remain as separate legal entities and and operate as separate legal entities. The Company has taken an impairment writedown in connection with DGS, NGS, and DRI until such time as certain disputes between the Company and the original owners of DGS and NGS are resolved. Management expects that the dispute, which related to the payment terms for DGS and NGS in the original acquisition agreements, will be resolved in favour of the Company in 2001. Until such time, management has adopted a conservative approach of writing off the entire value of those subsidiaries, as well as DRI. An additional reason for this approach is that when the current management group acquired effective control of the Company in September 1997, it found that the previous management and control group had left the seller's of DGS and NGS in charge of the day to day operations of those companies, without installing board representation from the parent company. Since January 1997, the sellers (the Paul family), have failed, neglected and refused to provide the Company with the books and records of either DGS, NGS, or DRI, which they also manage. The Company is in the business of acquisition, exploration, and development of natural gas and oil properties. As at the end of the fiscal 2000 year the Company was close to finalizing the acquisition of certain Kansas leasehold oil and gas lands from B & L Oil Company, Inc.


The Company's officers are currently commencing the implementation of an extensive business plan, through which the Company will raise new debt and equity capital to finance the initial development work at certain of its existing oil and gas assets, recover operating control of and finance the redevelopment of the extensive Kentucky gas assets, and acquire interests in several important new drilling and development projects in the United States and elsewhere. The Company is also proposing to either acquire or create a new publicly held subsidiary which will hold most of its energy assets, and raise substantial new equity capital from certain institutions with which to acquire a large portfolio of as yet undefined producing oil and gas properties. The Company intends to create and build a midsized integrated energy concern over the next several years, based on its business plan.

Item 2.  Properties

    	The Company maintains its offices in Las Vegas, Nevada, Los Angeles, California and in Melbourne, Australia. The Company's oil and gas properties consist of a contingent interest in certain freehold and leasehold lands (together with extensive plant and equipment) located in Lawrence County, Kentucky, which contain substantial proved and probable reserves of natural gas and, to a lesser extent, oil. The Company also has approximately 6,000 acres of leasehold land in Pecos County, Texas, as more fully described elsewhere herein, containing substantial proved and probable reserves of natural gas.

Item 3.  Legal Proceedings

    	The Company was involved in no legal proceedings during the fiscal year ended December 31, 2000.


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAG on the OTC Bulletin Board System. From October, 1999 until October 14, 2000, the Company's common stock was traded on the National Quotation Bureau's "Pink Sheets" service. Following its restoration to full regulatory compliance, the Company's common stock resumed official quotation on the NASD's OTC Bulletin Board service on October 15, 2000.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 1999         .01       .01
Common  June  30, 1999         .01       .01
Common  Sept. 30, 1999         .01       .01
Common  Dec.  31, 1999         .20       .20
Common  Mar.  31, 2000         .13       .05
Common  June  30, 2000         .13       .05
Common  Sept. 30, 2000         .13       .05
Common  Dec.  31, 2000         .9375     .22

    	(b)    Common Stock:   On December 31, 2000 there were 27,305,361
shares of common stock issued and outstanding, which were held by more than 700 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 2000 had 48,000 preferred shares, $1,000 par value per share, issued and outstanding.
These securities are convertible to common stock at the approximate rate of
166.666 shares of common stock for each share of preferred stock.

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


The Company, through three subsidiaries, controls certain leasehold lands covering approximately 6,000 acres located in Pecos County, Texas together with all of the oil and gas and mineral rights thereon.

The property contains proven undeveloped gas reserves of approximately 240 billion cubic feet (bcf) of economically recoverable natural gas, representing estimated future cash inflows of more than $580 million, and future net cash flows before taxes of approximately $480 million, with a net present value using PV-10% of approximately $120 million after taxes.

Comparison of Operating Results
-------------------------------

Effective September 23, 1997 the Company entered into a stock purchase agreement with Polaris Oil & Gas, Inc., in which the Company issued
12,300,000 shares of common stock representing approximately 80% of its issued and outstanding shares in exchange for all the common stock of Radly Petroleum, Inc. The assets of Radly Petroleum, Inc. consist of oil, gas and mineral leases and proved gas reserves situated on 3,200 acres located in Pecos County, Texas. Also as of September 23, 1997, the Company elected an entirely new board of directors, and new officers and directors assumed management of the Company. Due to these substantial changes in the Company's business and management structure as of September 23, 1997, corporate activities occuring prior to that time are unrelated to activities occuring after that time and to future corporate activities. As a consequence, a comparison of corporate financial activity of the Company prior to and subsequent to September 23, 1997 is not meaningful.

On July 25, 1998, the Company acquired 100% of the stock of Lichfield Petroleum America, Inc. ("Lichfield"). The assets of Lichfield consist of oil, gas and mineral leases, and proved reserves situated on 2,861 acres located in Pecos County, Texas.

In September and October of the 2000 fiscal year, the Company acquired 100% of the stock of Getty Petroleum, Inc. ("Getty").

The acquisitions of Radly, Lichfield, and Getty were strategic and enabled the Company to consolidate its holdings in Pecos County, while making the overall development economics of its Glass Mountain gas project more attractive and compelling.

The Company generated no revenue during the period represented by this report. The period since September 30, 1997 has been primarily devoted to preparatory activities related to development of the Company's natural resources assets, negotiations related to the acquisition of additional natural resources assets, capital raising activities and organizational activities. The Company anticipates that during the course of 2001, revenue will begin to be received from its oil and natural gas development activities, and from other acquisitions and investments.

The Company incurred general and administrative expense of $1,083,674 in the 2000 fiscal year, compared to $243,992 for the 1999 fiscal year.
These amounts include accumulated executive compensation due to officers of the Company for those periods.
The expenses incurred were directly related to the Company's present business purposes, and consisted of consulting expenses related to operational and administrative needs of the Company, legal expenses, and office expenses. These expenses were incurred in the ordinary course of the Company's business and it is expected that they will continue in the future.
The Company's current estimated monthly operating costs are approximately $70,000. Also, as the Company commences development of its natural resources assets, and the implementation of its business plan, Management anticipates that general and administrative expenses will increase to an average of $350,000 per month, in line with the forecast increase in operational activity, staff hiring, and opening of a new corporate head office, etc.

Liquidity & Capital Resources
-----------------------------

As of December 31, 2000 the Company had a working capital deficit of $479,594. This deficit was funded by accounts payable and reimbursements and unpaid salaries payable to certain officers and directors in the same amount, in aggregate. In addition throughout the fiscal 2000 period the Company raised equity capital through a series of placements of Rule 144 restricted common stock, and borrowed funds from outside parties.

The Company is actively seeking additional sources of capital to be used for operations, and for the development of existing energy properties, as well as for the acquisition of additional energy properties or interests therein. Management has set a short term capital acquisition target of $31,000,000, which would provide sufficient operational capital to; commence initial drilling and development at the Company's Glass Mountain gas project located in Pecos County, Texas; fund the development of a producing oil and natural gas property in Kansas, which upon completion of a full development program the Company expects will generate at least
$1,500,000 in net monthly cash flow; fund certain additional drilling and development expenditures and investments; fund the cost of acquiring options over certain other identified oil and gas opportunities in the United States and elsewhere; and fund certain general and administrative expenses. Management believes that it presently has identified and has in place, the necessary investors for the promulgated debt and equity capital requirements for fiscal 2001 and beyond.

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


The Company continually reviews exploration, development, and acquisition opportunities and expects to participate in numerous such projects in late 2001 and beyond. The Company currently owns certain gas development assets and reserves as outlined herein above. It is anticipated that $35 million will be required to fully develop these properties, of which a substantial portion is expected to be provided by cashflow generated from an initial set of wells. Thus, Management believes that the Company's development activities will be limited by the availability of capital with which to develop these resources. There is no assurance as to the certainty, timing, or final amount that will be available to the Company for oil and gas exploration activities.

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

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                              Served as a
Name               Age          Position                      Director since

Shane X.G. Rodgers 40     Vice-Chairman, President,           September, 1997
                          Acting Treasurer, and a Director

Ashraf Khan        59     Chairman, Chief Executive Officer,  March, 1998
                          and a Director

William Stinson    46     Director                            March, 1998

Bassam
Abu-Ghazaleh       61     Director                            July, 2000

E.G. Weissmann     40     Director                            October, 2000


All Directors of the Company will hold office until the next annual meeting of the shareholders, and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors at the first meeting of the Company's shareholders, and hold office until their death, resignation, or removal from office.

Shane Rodgers, Vice-Chairman, President, and a Director. Mr. Rodgers has had an extensive and successful career as an investment banker, working primarily in Australia and the United States of America. He has assisted six companies to go public in the United States in recent years.

Mr. Rodgers has also worked in the power generating sector in the United States in the 1980's, as a vice president for a small publicly held energy and environmental concern. In addition, he has been involved in the financing of power generating facilities.

During his career, he has also been extensively involved in the natural resources sector.

Ashraf Khan, Chairman, CEO and a Director. Mr. Khan provides advice as a Director, and serves the interests of the Company in Asia and the Middle East, where it is examining several investment opportunities, and from where it expects to derive substantial equity capital to finance it's growth and development.

Mr. Khan has an extensive and successful background as a high level international banker, working throughout the Mid-East and in Europe.

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


Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company. During the reporting period of this report, the Company paid cash compensation to certain officers and directors. The figures set out below include compensation paid in the form of common stock. The Company as at December 31, 2000 owed Mr. Rodgers accumulated unpaid compensation in the amount of $156,000, and further owed Mr. Khan accumulated unpaid compensation in the amount of $257,800.


                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

Shane Rodgers,         	1998           $ 120,000  -                     -
President/CEO           1999           $ 120,000  -                     -
                        2000           $ 120,000  -                     -

Ashraf Khan             1998           $  80,000  -                     -
CFO                     1999           $ 120,000  -                     -
                        2000           $ 120,000  -

The above table sets forth the rate and amount of compensation due to the named recipients during the fiscal 2000 period, and which amount may materially differ from the actual amount paid, and which paid amount may additionally be compensation accumulated but unpaid during prior reporting periods.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    	The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS

Horizon Trustees Limited          Common         9,705,000           35.60

Pilares Oil & Gas, Inc.           Common         4,000,000           14.67
and affiliates

Southwin Financial, Inc.          Common         1,575,000            5.78

Lichfield Petroleum, Ltd.         Common         2,500,000            9.17

Lichfield Petroleum, Ltd.         Preferred         48,000          100.00

William Stinson                   Common           150,000            0.55

Shane Rodgers                     Common           100,000            0.37


Item 12.  Certain Relationships and Related Transactions

     On December 31, 2000, 9,805,000 of the Company's common shares, representing approximately 36% of its common shares outstanding, were held by Shane Rodgers either personally or in his capacity as the holder of sole dispositive power for The Horizon Trustees No. 2 and No. 4 Trusts.

During the 2000 fiscal year, Phillipa J. Hunter, a party related to Mr. Rodgers, provided the use of certain premises to the Company for the conduct of its business, and further provided certain administrative support services to the Company, pursuant to an agreement entered into in April, 2000, and for which the Company paid her $9,000 during the fiscal 2000 year.

Charles M. Childers is the ultimate controlling party in each of the following entities: Pilares Oil & Gas, Inc., Medallion Holdings Limited,
Forum Energy Limited, Lichfield Petroleum Limited, and Southwin Financial Inc.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- A current report on Form 8-K dated October 11, 2000 is incorporated herein by reference.

                                SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.

						CHANCELLOR GROUP, INC.


						By: /s/Ashraf Khan
						    Ashraf Khan, Chairman and
          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 19, 2001.

Chairman of the Board, and Director:

/s/Ashraf Khan
Ashraf Khan


Vice President and Director:

/s/Shane X.G. Rodgers
Shane Rodgers

Director:

/s/William H. Stinson
William H. Stinson

Director

/s/Bassam Abu-Ghazaleh
Bassam Abu-Ghazaleh

                           CHANCELLOR GROUP, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999 and 2000

                          CHANCELLOR GROUP, INC.
                    Consolidated Financial Statements

                            TABLE OF CONTENTS


                                                                       Page

INDEPENDENT AUDITOR'S REPORT ON
     THE FINANCIAL STATEMENTS                                          F-1


FINANCIAL STATEMENTS

     Consolidated balance sheet                                        F-2
     Consolidated statements of operations                             F-3
     Consolidated statements of stockholders' equity                   F-4
     Consolidated statements of cash flows                             F-5
     Notes to consolidated financial statements                        F-6

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road
Suite 720
Aurora, Colorado    80014
Telephone (303)306-1967
Fax       (303)306-1944


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chancellor Group, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of Chancellor Group, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended
December 31, 1999 and 2000.
These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Group, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the financial statements, the Company has restated paid in capital and accumulated deficit as of January 1, 1999 to provide for the correct application of an accounting principle.


Aurora, Colorado
March 26, 2001                                   RONALD R. CHADWICK, P.C.

                         CHANCELLOR GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2000

ASSETS

Current assets
   Cash                          $  7,800
                                 --------
Total current
  assets                            7,800

Office equipment (net of
  accumulated depreciation
  of $175)                          1,909
Deposits                              500
Oil and gas
  properties                       35,905
                                 --------
Total Assets                     $ 46,114
                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable               $457,394
  Loan payable                     30,000
                                 --------
Total current
liabilities                       487,394

                                 --------
Total Liabilities                 487,394
                                 --------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
27,305,361 issued and
outstanding                        27,305

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
48,000 issued and outstanding  48,000,000

Paid in capital               (46,844,531)

Accumulated deficit            (1,624,054)
                              -----------

Stockholders'
 Equity                          (441,280)
                              -----------

Total Liabilities
and Stockholders'
Equity                        $    46,114
                              ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                          CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                       Year           Year
                      Ended          Ended
                     Dec. 31,       Dec. 31,
                       1999           2000
                     --------       --------

Sales                $              $

Operating expenses     243,992        1,083,674
                     ---------      -----------

Income (loss)
 from operations      (243,992)      (1,083,674)

Other income
(expense)
                     ---------      -----------
Income (loss) before
provision for income
taxes                 (243,992)      (1,083,674)

Provision for
 income tax
                     ---------      -----------

Net income (loss)    $(243,992)     $(1,083,674)
                     =========      ===========

Net income (loss) per share
(Basic and fully diluted)

                     $   (.01)      $   (.05)
                     =========      ===========

Weighted average number of
common shares outstanding

                    18,106,194      21,934,528
                    ==========      ==========


             The accompanying notes are an integral part of
                  the consolidated financial statements.

                               CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )


Balances at
Dec. 31, 1998  17,950,361    $17,950    $48,000,000  $(47,510,662)    $(717,391)

Prior period
adjustment                                            (   421,003)      421,003

Contributed
capital                                                    21,123

Compensatory
stock
issuances       1,085,000      1,085                      199,586

Net gain (loss)                                                        (243,992)
               ----------    -------    -----------  ------------     ---------

Balances at
Dec. 31, 1999  19,035,361    $19,035    $48,000,000  $(47,710,956)    $(540,380)

Contributed
Capital                                                     9,788

Stock issued
for cash        1,365,000      1,365                      372,159

Compensatory
stock
issuances       6,905,000      6,905                      484,478

Net gain (loss)
for the year                                                         (1,083,674)
               ----------    -------    -----------  ------------   -----------
Balances at
Dec. 31, 2000  27,305,361    $27,305    $48,000,000  $(46,844,531)  $(1,624,054)
               ==========    =======    ===========  ============   ===========



                The accompanying notes are an integral part of
                    the financial consolidated statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Year          Year
                          Ended         Ended
                         Dec. 31,      Dec. 31,
                           1999          2000
                         -------       -------


Cash Flows From
Operating Activities:

Net income (loss)      $(243,992)      $(1,083,674)

Adjustments to reconcile
net income (loss) to
net cash provided by
(used for) operating
activities:

Depreciation                                   175
Compensatory
 stock issuances         200,671           491,383
Accounts payable          22,198           185,188
                       ---------       -----------
Net cash
provided by (used
for) operating
activities               (21,123)         (402,928)
                       ---------       -----------

Cash Flows From
Investing Activities:

Deposits                                      (500)
Office equipment                            (2,084)
                       ---------       -----------
Net cash
provided by (used
for) investing                              (2,584)
activities             ---------       -----------


Cash Flows From
Financing Activities:

Increase in
 loan payable                               30,000
Contributed
 capital                  21,123             9,788
Stock issuances                            373,524
                       ---------       -----------
Net cash provided
by (used
for) financing
activities                21,213           413,312
                       ---------       -----------
Net Increase
(Decrease) In Cash             -             7,800

Cash At The
Beginning
Of The Period                  -                 -
                       ---------       -----------
Cash At The End
Of The Period          $       -       $     7,800
                       =========       ===========

Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

During the year ended December 31, 2000 the Company issued 4,500,000 common shares for all the outstanding common shares of Getty Petroleum, Inc., with the transaction recorded as an exchange of shares at no value.





                The accompanying notes are an integral part of
                     the consolidated financial statements.

                             CHANCELLOR GROUP, INC.
                  Notes to Consolidated Financial Statements


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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc., and its wholly owned subsidiaries Radly Petroleum, Inc. ("Radly"), Lichfield Petroleum America, Inc. ("Lichfield"), and Getty Petroleum, Inc. ("Getty"). These entities are collectively hereinafter referred to as "the Company". All intercompany accounts and transactions have been eliminated.

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

Accounting year

The Company employs a calendar accounting year. The Company recognizes income and expenses based on the accrual method of accounting.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company's cost basis of property and equipment, consisting of office equipment was $2,084 at December 31, 2000, with corresponding accumulated depreciation of $175. Depreciation expense for the year ended December 31, 2000 was $175.

Accounts receivable

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Products and services, geographic areas and major customers

The Company's oil and gas properties are currently not in production. The Company's long term assets are all held domestically.

Revenue Recognition

The Company recognizes revenue when a product is sold to a customer, either for cash or as evidenced by an obligation on the part of the customer to pay.


NOTE 2. OIL AND GAS PROPERTIES

The Company holds working interests in approximately 6,000 acres in Pecos County, Texas, which are carried at leasehold cost of $35,905. The Company's oil and gas properties have been appraised in engineering reports by Nova Petroleum Resource Co., Certified Petroleum Geologists and Registered Professional Engineers, updated as of September 12, 2000. According to the reports, the Company's Pecos County properties are estimated to contain over 240 billion cubic feet of proven undeveloped oil and gas reserves, with a 10% discounted net present value before income tax of approximately $321,000,000. Proven undeveloped reserves are reserves that are considered recoverable from additional wells yet to be drilled.

NOTE 3. RELATED PARTY TRANSACTIONS

In October, 2000 the Company acquired all the outstanding shares of Getty Petroleum, Inc., from a corporation controlled by an officer and an affiliate of the Company.

NOTE 4. OPERATING LEASE

The Company leases office space in Los Angeles, California on a month to month basis at $3,650 per month. Lease expense under the lease in 2000 was $7,300.

                           CHANCELLOR GROUP, INC.
            Notes to Consolidated Financial Statements - Continued


NOTE 5.	INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At December 31, 2000 the Company had approximately $1,600,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $324,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 1999 to 2000 was approximately $216,000.


NOTE 6. LOAN PAYABLE

The Company's loan payable for $30,000 is verbal, due on demand, and non-interest bearing.

                         CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 7. PRIOR PERIOD ADJUSTMENT

In September, 1997 Chancellor Group, Inc. acquired all the outstanding stock of Radly Petroleum, Inc. in exchange for a majority of the common shares of Chancellor Group, Inc. (12,300,000 shares). The transaction was originally recorded as a straight acquisition of Radly by Chancellor Group, Inc., but appropriately should have been recorded as a reverse acquisition of Chancellor Group, Inc. and recapitalization pursuant to Accounting Principles Board Opinion No. 16. To correctly state the effect of the transaction, on the Consolidated Statements of Stockholders' Equity a prior period adjustment has been made to certain beginning balances at January 1, 1999, with a debit to paid in capital of $421,003 and a credit to accumulated deficit of $421,003. This adjustment eliminates the financial condition, results of operations, and cash flows of Chancellor Group, Inc. prior to the September 18, 1997 acquisition. The adjustment has no effect on income before extraordinary items, net income, or earnings per share in 1999 or 2000.

                         CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 8. STOCKHOLDERS' EQUITY

Common stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 27,305,361 shares issued and outstanding as of December 31, 2000.

Preferred stock

Preferred Series B Stock - The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred
Series B stock ("Series B"), and 48,000 shares were outstanding as of December 31, 2000. Each Series B share is convertible at anytime through July 25, 2002 into 166.667 shares of the Company's common stock upon election by the shareholder.

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company currently has stock options outstanding to various individuals in the following amounts:

50,000 options exercisable for one share of common stock at exercise prices from $1.50 - 4.50 per share, currently exercisable with no expiration date. 350,000 options exercisable for one share of common stock at exercise prices from $1.50 - 2.50 per share, currently exercisable, expiring from January, 2001 to July, 2002. The Company has incurred and accrued no material compensation expense in connection with these options.

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock option, nor was any compensation cost charged against income under its employee stock option in 1999 or 2000.
No material cost would have been incurred, had compensation cost for the Company's employee stock option award been determined based on the fair value at the grant date for awards under the stock option grant consistent with the method of FASB Statement 123.

During July, 2000, the Company granted an option to an officer to purchase 250,000 common shares, currently exercisable, expiring in July, 2002, at an exercise price of $1.00 per share.


NOTE 9. ACQUISITION OF GETTY PETROLEUM, INC.

In October, 2000 Chancellor Group, Inc. acquired all the outstanding stock of Getty Petroleum, Inc., making Getty a wholly owned subsidiary. The transaction was accounted for as a purchase, with no cost recorded upon issuance of 4,500,000 common shares by Chancellor Group, Inc.The companies' accounts have been consolidated from October 25, 2000 forward. No pro forma earnings information of Getty prior to October 25, 2000 is presented as such information contains no material amounts.


NOTE 10. CONTINGENCIES

The Company has suffered recurring losses from operations resulting in a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. To meet working capital needs and to fund business operations, the Company plans to continue raising capital through accessing public markets, and through development of its oil and gas properties. The Company believes that equity placements currently underway will be sufficient to meet its working capital needs.

                             CHANCELLOR GROUP, INC.

                      Supplemental Information (Unaudited)

                         Year Ended December 31, 2000


Capitalized Costs Relating to Oil & Gas
Producing Activities at December 31, 2000
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
                                            ===========


Costs Incurred in Oil and Gas Producing
Activities for the Year Ended December 31, 2000
-------------------------------------------------

Property acquisition costs
    Proved                                            -
    Unproved                                          -
Exploration costs                                     -
Development costs                                     -


Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2000
-------------------------------------------------

Oil and gas sales                           $         -
Gain on sale of oil and gas properties
Gain on sale of oil and gas leases
Production costs
Exploration expenses
Depreciation, depletion, and amortization
                                            -----------
                                                      -
Income tax expense
                                            -----------
Results of operations for oil and gas
    producing activities (excluding
    corporate overhead and financing costs) $         -
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

                          CHANCELLOR GROUP, INC.

                      Year Ended December 31, 2000


Reserve Information
-------------------
                                              Oil         Gas
                                             (Bbls)      (Bcf)
                                             ------      -----
Proved developed and undeveloped reserves
    Beginning of year                             -     249.50
    Revisions of previous estimates
    Improved recovery
    Purchase of minerals in place
    Extensions and discoveries
    Production
    Sales of minerals in place
                                             ------     ------
    End of year                                   -     249.50
                                             ======     ======

Proved developed reserves
    Beginning of year                             -          -
    End of year                                   -          -


Standardized Measure of Discounted Future
    Net Cash Flows at December 31, 2000

    Future cash inflows                               $ 1,020,417,754
    Future production costs                              (136,664,952)
    Future development costs                             ( 39,645,825)
    Future income tax expenses                           (286,996,372)
                                                        -------------
                                                        $ 557,110,605
    Future net cash flows (10% annual discount
        for estimated timing of cash flows)             $ 212,059,379
                                                        -------------
Standardized measures of discounted future net cash
    flows relating to proved oil and gas reserves       $ 212,059,379
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2000.

Beginning of period                                     $ 120,536,224
Sales of oil and gas produced, net of production costs
Net changes in prices and production costs                 91,523,155
Extensions, discoveries, and improved recovery,
    less related costs
Development costs incurred during the period which
    were previously estimated
Net change in estimated future development costs
Revisions of previous quantity estimates
Net change from purchases and sales of minerals in place
Accretion of discount
Net change in income taxes
Other
                                                        -------------
End of period                                           $ 212,059,379
                                                        =============