Form 10KSB/A
period 2001-03-31
CHANCELLOR GROUP INC/
filed 2001-05-15
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                               FORM 10-KSB/AMENDED

[X]               ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

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

                                  PART I


Item 1.  Business

     Chancellor Group, Inc. (formerly Nighthawk Capital, Inc.)("Nighthawk", the "Company", the "Registrant") was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of Nevada in 1993. In July 1995, the Company acquired all of the issued capital of two Kentucky based operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves, and gas transmission systems, respectively. In December, 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"), which acquired additional freehold lands and gas reserves for $5,425,000. On August 1, 1996, the Company completed the spinoff of its wholly owned subsidiary, Chancellor Australia Pty. Ltd., which contained all of the non-energy operations and assets of the group. In September, 1997 the Company acquired
100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July, 1998 the Company acquired 100% ownership in Lichfield Petroleum
America, Inc., ("Lichfield") a Texas corporation. In October of 2000, the Company acquired 100% ownership of Getty Petroleum, Inc. ("Getty") in exchange for 4,500,000 shares of restricted common stock. Chancellor Group, Inc., Getty, Radly, Lichfield, DGS, NGS, and DRI remain as separate legal entities and and operate as separate legal entities. The Company has taken an impairment writedown in connection with DGS, NGS, and DRI until such time as certain disputes between the Company and the original owners of DGS and NGS are resolved. Management expects that the dispute, which related to the payment terms for DGS and NGS in the original acquisition agreements, will be resolved in favor of the Company in 2001. Until such time, management has adopted a conservative approach of writing off the entire value of those subsidiaries, as well as DRI. An additional reason for this approach is that when the current management group acquired effective control of the Company in September 1997, it found that the previous management and control group had left the seller's of DGS and NGS in charge of the day to day operations of those companies, without installing board representation from the parent company. Since January 1997, the sellers (the Paul family), have failed, neglected and refused to provide the Company with the books and records of either DGS, NGS, or DRI, which they also manage. The Company is in the business of acquisition, exploration, and development of natural gas and oil properties. As at the end of the fiscal 2000 year the Company was close to finalizing the acquisition of certain Kansas leasehold oil and gas lands from B & L Oil Company, Inc.


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


The Company, through three subsidiaries, controls certain leasehold lands covering approximately 7,400 acres located in Pecos County, Texas together with all of the oil and gas and mineral rights thereon.

The property contains proven undeveloped gas reserves of approximately 345 billion cubic feet (bcf) of economically recoverable natural gas, representing estimated future cash inflows of more than $1.4 billion, and future net cash flows before taxes of approximately $1.2 billion, with a net present value using PV-10% of approximately $489 million after taxes, representing $17.94 per primary share of common stock issued and outstanding as of December 31, 2000, and $13.125 per share on a fully diluted basis.

Comparison of Operating Results
-------------------------------

Effective September 23, 1997 the Company entered into a stock purchase agreement with Polaris Oil & Gas, Inc., in which the Company issued
12,300,000 shares of common stock representing approximately 80% of its issued and outstanding shares in exchange for all the common stock of Radly Petroleum, Inc. The assets of Radly Petroleum, Inc. consist of oil, gas and mineral leases and proved gas reserves situated on 3,200 acres located in Pecos County, Texas. Also as of September 23, 1997, the Company elected an entirely new board of directors, and new officers and directors assumed management of the Company. Due to these substantial changes in the Company's business and management structure as of September 23, 1997, corporate activities occurring prior to that time are unrelated to activities occurring after that time and to future corporate activities. As a consequence, a comparison of corporate financial activity of the Company prior to and subsequent to September 23, 1997 is not meaningful.

On July 25, 1998, the Company acquired 100% of the stock of Lichfield Petroleum America, Inc. ("Lichfield"). The assets of Lichfield consist of oil, gas and mineral leases, and proved reserves situated on 2,861 acres located in Pecos County, Texas.

In September and October of the 2000 fiscal year, the Company acquired 100% of the stock of Getty Petroleum, Inc. ("Getty"). The assets of Getty consist of oil, gas and mineral leases, and proved undeveloped gas reserves situated on approximately 1375 acres located in Pecos County, Texas.

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


The Company continually reviews exploration, development, and acquisition opportunities and expects to participate in numerous such projects in late 2001 and beyond. The Company currently owns certain gas development assets and reserves as outlined herein above. It is anticipated that $35 million will be required to fully develop these properties, of which a substantial portion is expected to be provided by cash flow generated from an initial set of wells. Thus, Management believes that the Company's development activities will be limited by the availability of capital with which to develop these resources. There is no assurance as to the certainty, timing, or final amount that will be available to the Company for oil and gas exploration activities.

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

Undeveloped Acreage - Oil and gas acreage (including, in applicable instances, rights in one or more horizons which may be penetrated by existing well bores, but which have not been tested) to which Proved Reserves have not been assigned by independent petroleum engineers.

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

As discussed in Note 9 to the financial statements, the Company's
December 31, 2000 valuation of an acquisition previously reported at no value, has been changed to $309,375. The change resulted from the production of lost documentation subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this change.

Aurora, Colorado
April 18, 2001					         RONALD R. CHADWICK, P.C.

                         CHANCELLOR GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2000

ASSETS

Current assets
   Cash                          $  7,800
                                 --------
Total current
  assets                            7,800

Office equipment (net of
  accumulated depreciation
  of $175)                          1,909
Deposits                              500
Oil and gas
  properties                      345,280
                                 --------
Total Assets                     $355,489
                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable               $457,394
  Loan payable                     30,000
                                 --------
Total current
liabilities                       487,394

                                 --------
Total Liabilities                 487,394
                                 --------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
27,305,361 issued and
outstanding                        27,305

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
48,000 issued and outstanding  48,000,000

Paid in capital               (46,535,156)

Accumulated deficit            (1,624,054)
                              -----------

Stockholders'
 Equity                          (131,905)
                              -----------

Total Liabilities
and Stockholders'
Equity                        $   355,489
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

                               CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )


Balances at
Dec. 31, 1998  17,950,361    $17,950    $48,000,000  $(47,510,662)    $(717,391)

Prior period
adjustment                                            (   421,003)      421,003

Contributed
capital                                                    21,123

Compensatory
stock
issuances       1,085,000      1,085                      199,586

Net gain (loss)                                                        (243,992)
               ----------    -------    -----------  ------------     ---------

Balances at
Dec. 31, 1999  19,035,361    $19,035    $48,000,000  $(47,710,956)    $(540,380)

Contributed
Capital                                                     9,788

Stock issued
for cash        1,365,000      1,365                      372,159

Compensatory
stock
issuances       6,905,000      6,905                      793,856

Net gain (loss)
for the year                                                         (1,083,674)
               ----------    -------    -----------  ------------   -----------
Balances at
Dec. 31, 2000  27,305,361    $27,305    $48,000,000  $(46,535,156)  $(1,624,054)
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
                       =========       ===========

Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

During the year ended December 31, 2000 the Company issued 4,500,000 common shares for all the outstanding common shares of Getty Petroleum, Inc., valued at $309,375.




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


NOTE 2. OIL AND GAS PROPERTIES

The Company holds working interests in approximately 7,400 acres in Pecos County, Texas, which are carried at leasehold cost of $345,280. The Company's oil and gas properties have been appraised in engineering reports by Nova Petroleum Resource Co., Certified Petroleum Geologists and Registered Professional Engineers, updated as of September 12, 2000. According to the reports, the Company's Pecos County properties are estimated to contain over 345 billion cubic feet of proven undeveloped oil and gas reserves, with a 10% discounted net present value before income tax of approximately $489,000,000. Proven undeveloped reserves are reserves that are considered recoverable from additional wells yet to be drilled.

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


NOTE 9. ACQUISITION OF GETTY PETROLEUM, INC.

In October, 2000 Chancellor Group, Inc. acquired all the outstanding stock of Getty Petroleum, Inc., making Getty a wholly owned subsidiary. The transaction was accounted for as a purchase, and the cost was recorded at $309,375 consisting of 4,500,000 shares of Chancellor Group, Inc.'s common stock. The companies' accounts have been consolidated from October 25, 2000 forward. No pro forma earnings information of Getty prior to October 25, 2000 is presented as such information contains no material amounts. The valuation of $309,375 was increased from no value, as stated on a prior issuance of the Company's December 31, 2000 financial statements dated March 26, 2001, due to the production of curative documentation to replace missing paperwork.


NOTE 10. CONTINGENCIES

The Company has suffered recurring losses from operations. To meet working capital needs and to fund business operations, the Company plans to continue raising capital through accessing public markets, and through development of its oil and gas properties.

                             CHANCELLOR GROUP, INC.

                      Supplemental Information (Unaudited)

                         Year Ended December 31, 2000


Capitalized Costs Relating to Oil & Gas
Producing Activities at December 31, 2000
-----------------------------------------

Unproved oil and gas properties             $         -
Proved oil and gas properties                   345,280
Support equipment and facilities                      -
                                            -----------
                                                345,280
Less accumulated depreciation, depletion,
     amortization, and impairment
                                            -----------
          Net capitalized costs             $   345,280
                                            ===========


Costs Incurred in Oil and Gas Producing
Activities for the Year Ended December 31, 2000
-------------------------------------------------

Property acquisition costs
    Proved                                      309,375
    Unproved                                          -
Exploration costs                                     -
Development costs                                     -


Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2000
-------------------------------------------------

Oil and gas sales                           $         -
Gain on sale of oil and gas properties
Gain on sale of oil and gas leases
Production costs
Exploration expenses
Depreciation, depletion, and amortization
                                            -----------
                                                      -
Income tax expense
                                            -----------
Results of operations for oil and gas
    producing activities (excluding
    corporate overhead and financing costs) $         -
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

                          CHANCELLOR GROUP, INC.

                      Year Ended December 31, 2000


Reserve Information
-------------------
                                              Oil         Gas
                                             (Bbls)      (Bcf)
                                             ------      -----
Proved developed and undeveloped reserves
    Beginning of year                             -     249.50
    Revisions of previous estimates
    Improved recovery
    Purchase of minerals in place                        99.00
    Extensions and discoveries
    Production
    Sales of minerals in place
                                             ------     ------
    End of year                                   -     348.50
                                             ======     ======

Proved developed reserves
    Beginning of year                             -          -
    End of year                                   -          -


Standardized Measure of Discounted Future
    Net Cash Flows at December 31, 2000

    Future cash inflows                               $ 1,477,550,041
    Future production costs                              (245,054,769)
    Future development costs                             ( 32,535,000)
    Future income tax expenses                           (407,986,493)
                                                        -------------
                                                        $ 791,973,779
    Future net cash flows (10% annual discount
        for estimated timing of cash flows)             $ 489,051,180
                                                        -------------
Standardized measures of discounted future net cash
    flows relating to proved oil and gas reserves       $ 489,051,180
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2000.

Beginning of period                                     $ 120,536,224
Sales of oil and gas produced, net of production costs
Net changes in prices and production costs                 91,523,155
Extensions, discoveries, and improved recovery,
    less related costs
Development costs incurred during the period which
    were previously estimated
Net change in estimated future development costs
Revisions of previous quantity estimates
Net change from purchases and sales of minerals in place 276,991,801 Accretion of discount
Net change in income taxes
Other
                                                        -------------
End of period                                           $ 489,051,180
                                                        =============