Form 10QSB
period 2001-03-31
CHANCELLOR GROUP INC/
filed 2001-05-18
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2001

OR

[  ]  TRANSITION REPORT UNDER SECTION 12(g)
                  OF THE EXCHANGE ACT

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


Check whether the Issuer (1) filed all
reports required to be filed by Section 12(g) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ____       ____


As of March 31, 2001, 29,654,261 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended March 31, 2001


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2001
                             (UNAUDITED)

                               ASSETS

Current Assets

Cash                                  $    14,307
                                    _____________
    Total current assets                   14,307

Office equipment (net of
  accumulated depreciation of $279)         1,805
Deposits                                      500
Oil and gas properties                    345,280
Production rights                       1,730,000
                                    _____________

Total Assets                          $ 2,061,892
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                      $   421,209
Interest payable                           21,293
Notes payable - current portion           730,000
                                     ____________
    Total current liabilities           1,172,502

Notes payable                           1,000,000
                                     ____________
Total Liabilities                       2,172,502
                                     ____________

Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 29,654,261
       shares issued
       & outstanding                      29,654
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       48,000 issued and outstanding
       at March 31, 2000              48,000,000

     Paid in capital                 (45,889,505)

     Accumulated deficit             ( 2,250,759)
                                    ____________

Total Stockholders' Equity           (   110,610)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $  2,061,892
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                           Three Months Ended
                                                March 31,
                                           2001          2000
                                           ____          ____


Sales                                   $       -     $       -

Operating expenses                        605,412       118,655
                                        _________     _________
Income (loss) from
 operations                              (605,412)     (118,655)
                                        _________     _________

Other income (expenses):
  Interest expense                       ( 21,293)
                                        _________     _________
Income (loss) before provision
 for income taxes                        (626,705)     (118,655)

Provision for income tax                        -             -
                                        _________     _________


Net income (loss)                       $(626,705)    $(118,655)
                                        =========     =========

Net income (loss) per share
(Basic and fully diluted)               $(   .02)    $(      *)
                                        =========     =========

Weighted average number of
common shares outstanding              29,654,261    19,985,361
                                       ==========    ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                                2001          2000
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(626,705)    $(118,655)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                                104
       Accounts pay. and accrued expenses      (14,892)      (12,208)
       Compensatory stock issuances            512,000        71,383
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                 (129,493)     ( 59,480)
                                             _________     _________


Cash Flows From Financing Activities:

   Sale of common stock                        136,000        60,000
   Paid in capital                                             7,964
                                             _________     _________

         Net cash provided
         by (used for)
         financing activities                  136,000        67,964
                                             _________     _________


Net Increase (Decrease) In Cash                  6,507         8,484

Cash At The Beginning Of The Period              7,800             -
                                             _________     _________

Cash At The End Of The Period                $  14,307     $   8,484
                                             =========     =========

During the three months ended March 31, 2001, the Company issued notes payable for $1,700,000 in exchange for oil and gas production rights.

See Notes to Consolidated Financial Statements

                      CHANCELLOR GROUP, INC.
            Notes to Consolidated Financial Statements
                           (Unaudited)


Note 1. Summary of Significant Accounting Policies

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

Note 2. Acquisition

In January, 2001 the Company contracted to purchase certain oil and gas leases in Greenwood County, Kansas containing proved, producing oil and gas reserves. An engineering report completed in June, 1999 estimated that approximately 2,300,000 barrels of oil are recoverable from the properties. The Company issued $1,700,000 in notes to be paid over two years, toward the purchase price of the same amount. Title to the properties will remain with the sellers until the notes and accrued interest are paid in full, and until the Company meets certain drilling and production obligations pursuant to the contract. The Company does have the right to drill and operate wells on the properties, and to receive income from producing wells, as long as contractual payment terms are met to the sellers.

Note 3. Contingencies

The Company has suffered recurring losses from operations. To meet working capital needs and to fund business operations, the Company plans to continue raising capital through accessing public markets, and through development of its oil and gas properties.

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended March 31, 2001

Capitalized Costs Relating to Oil and Gas
Producing Activities at March 31, 2001
------------------------------------------

Unproved oil and gas properties          $         -
Proved oil and gas properties                345,280
Support equipment and facilities                   -
                                         -----------
                                             345,280
Less accumulated depreciation,
depletion, amortization, and
impairment                                (        -)
                                         -----------
Net capitalized costs                    $   345,280
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended March 31, 2001
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended March 31, 2001
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended March 31, 2001

Reserve Information
-------------------
                                                Oil            Gas
                                               (Bbls)         (Bcf)
                                               ------         ------
Proved developed and undeveloped reserves
     Beginning of period                            -         348.50
     Revisions of previous estimates                -              -
     Improved recovery                              -              -
     Purchases of minerals in place                 -              -
     Extensions and discoveries                     -              -
     Production                                     -              -
     Sales of minerals in place                     -              -
                                              -------        -------
     End of period                                  -         348.50
                                              =======        =======
Proved developed reserves
     Beginning of period                            -              -
     End of period                                  -              -

Standardized Measure of Discounted Future
     Net Cash Flows at March 31, 2001

     Future cash inflows                               $1,477,550,041
     Future production costs                             (245,054,769)
     Future development costs                            ( 32,535,000)
     Future income tax expenses                          (407,986,493)
                                                        -------------
                                                          791,973,779
     Future net cash flows (10% annual discount for
         estimated timing of cash flows)                  489,051,180
                                                        -------------
Standardized measures of discounted future net cash
     flows relating to proved oil and gas reserves      $ 489,051,180
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended March 31, 2001.

Beginning of period                                     $ 489,051,180
Sales of oil and gas produced, net of production costs         (   xx)
Net changes in prices and production costs                     (   xx)
Extensions, discoveries, and improved recovery,
   less related costs                                              xx
Development costs incurred during the period which
   were previously estimated                                       xx
Net change in estimated future development costs                   xx
Revisions of previous quantity estimates                       (   xx)
Net change from purchases and sales of minerals in place       (   xx)
Accretion of discount                                              xx
Net change in income taxes                                     (   xx)
Other                                                          (   xx)
                                                        -------------
End of period                                           $ 489,051,180
                                                        =============

                       CHANCELLOR GROUP, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

The Company was originally incorporated in Utah in 1986 and reincorporated in Nevada in 1993. In July, 1995, the Company acquired all of the issued capital of two Kentucky based gas operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves and gas transmission systems respectively. In December 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"). This subsidiary acquired additional freehold real estate and gas reserves for $5,425,000. In September, 1997, the Company acquired 100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July, 1998 the Company acquired 100% ownership of Lichfield Petroleum America, Inc., ("Lichfield"), a Texas corporation. In January, 2001 the Company acquired for $1,700,000, certain oil and gas leases containing over 5,000,000 barrels of proved developed and producing reserves of light sweet crude oil, as well as natural gas ("The Shinkle Field" located in Greenwood County, Kansas). Chancellor Group, Inc., Radly, Lichfield,
DGS, NGS, and DRI operate and remain as separate legal entities. The Company has taken an impairment writedown of the assets of DGS, NGS, and DRI until such time as certain disputes relating to the original acquisition agreements for DGS and NGS by and between the Company and the former owners of those subsidiaires are resolved. Management expects that such dispute will be resolved in the Company's favour in a legal action expected to commence later in the 2001 fiscal year.

The Company's officers and directors are currently implementing a comprehensive business plan, through which the Company will raise new equity capital to finance the initial development work of its existing Texas gas assets;
the continuing development and restoration of the Shinkle Field in Kansas; recover operating control of and finance the redevelopment of the extensive Kentucky gas assets, and acquire interests in several important new drilling and development projects.

Results of Operations

The results for the quarter ended March 31, 2001 show a net increase of $685,208 in current liabilities to $1,172,502, compared to $487,294 for the previous quarterly period, ending December 31, 2000.
Long term liabilities in the same period increased from $0 to $1,000,000, and total liabilities stood at $2,172,502. Total assets stated on the balance sheet, which exclude the Company's oil and gas reserves, increased during the quarter from $355,489 to $2,061,892. The Company generated a loss in the period under review of $626,705. The Company generated no revenue from ongoing operations during the period covered by this report. A comparison with figures for the corresponding period last year is meaningless, as the Company had not yet commenced trading.

The sole activity of the Company during the quarter was the preparation for the growth, financing, and development of the Company's business and assets, including in particular the commencement of restoration to production of the newly acquired Shinkle Field contains in excess of 5 million barrels of proved producing and recoverable light sweet crude oil in addition to substantial but as yet not formally defined reserves of natural gas, and coal bed methane.

The Company incurred general and administrative expenses of $626,705 during the period under review.

During the quarter, the Company issued 2,348,900 shares of restricted and non-restricted common stock.

Liquidity and Capital Resources

The consolidated Balance Sheet as of March 31, 2001 reports a substantial material increase in total assets. Current assets stood at $14,307 and long term assets were $2,047,585. Current liabilities stood at $1,172,502, (compared to $487,394 at the end of the previous quarter), comprised principally of outstanding and unpaid executive compensation due to officers and directors of the Company, the current portion of notes payable, and accounts payable arising from general day to day operations of the Company.

Day to day general operating expenses may from time to time be paid out of pocket by officers of the Company, and from time to time these expenses are invoiced to the Company for payment. Additionally during the quarter the Company made a series of restricted common stock placements to raise additional working capital. During the quarter the Company received $648,000 in proceeds from such placements, of which $136,000 were cash and $512,000 were non-cash items, and as of March 31, 2001 had a net cash balance of $14,307.

The Company at balance sheet date was undertaking a series of small private debt and equity placements to raise up to $1,250,000. The Company believes it will raise all of this amount during the second quarter 2001. These funds are to be used to repay certain current indebtedness of the Company, and enable it to meet certain other operating expenses and capital expenditures relating to the ongoing redevelopment and expansion of the Company's Shinkle Field property in Kansas.

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 15th, 2001.

CHANCELLOR GROUP, INC.


By: /s/Ashraf Khan
Ashraf Khan
Chairman/CEO
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 15th, 2001.

/s/Ashraf Khan
Ashraf Khan
Chairman and Chief Executive Officer,
Director

/s/Shane X.G. Rodgers
Shane X.G. Rodgers
Vice Chairman and President,
Director

/s/William H. Stinson
William H. Stinson
Director

/s/Bassam Abu-Ghazaleh
Bassam Abu-Ghazaleh
Director