Form 10QSB
period 2001-06-30
CHANCELLOR GROUP INC/
filed 2001-08-15
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 2001

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

Yes   X      No
    ____       ____

   As of June 30, 2001, 40,862,261 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____





TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended June 30, 2001


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2001
                             (UNAUDITED)

                               ASSETS


Cash                                  $    16,300
Accounts receivable                         4,909
                                    _____________
  Current assets                           21,209

Equipment (net of
  accumulated depreciation of $749)         7,835
Deposits                                      500
Other receivables                          37,500
Oil and gas properties
   Leases                                  84,905
   Development costs (net of
      accumulated amortization of $862)    14,461
Production rights                       1,700,000
                                    _____________

Total Assets                          $ 1,866,410
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   135,261
     Notes payable - current              700,000
                                     ____________
       Total current liabilities          835,261

Notes payable                           1,000,000
                                     ____________
Total Liabilities                       1,835,261
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 40,862,261
       shares issued
       & outstanding                      40,862
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       none issued and outstanding             -

     Paid in capital                   2,857,907

     Accumulated deficit             ( 2,867,620)
                                    ____________

Total Stockholders' Equity                31,149
                                    ____________
Total Liabilities And
 Stockholders' Equity               $  1,866,410
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                2000          2001    2000        2001
                                ____          ____    ____        ____


Sales                        $       -     $   4,909  $       -  $      4,909

Operating expenses             155,984       621,770    274,369     1,248,475
                             _________     _________  _________   ___________
Income (loss) from
 operations                   (155,984)     (616,861)  (274,369)   (1,243,566)
                             _________     _________  _________   ___________

Income (loss) before provision
 for income taxes             (155,984)     (616,861)  (274,369)   (1,243,566)

Provision for income tax             -             -          -             -
                             _________     _________  _________   ___________


Net income (loss)            $(155,984)    $(616,861) $(274,369)  $(1,243,566)
                             =========     =========  =========   ===========

Net income (loss) per share
(Basic and fully diluted)    $(     *)     $(   .02)  $(     *)    $(   .04)
                             =========     =========  =========    =========

Weighted average number of
common shares outstanding   20,805,361    33,913,928 20,805,361   31,437,794
                            ==========    ========== ==========   ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                                2000          2001
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(274,639)   $(1,243,566)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                                              574
       Amortization                                          326,237
       Accounts receivable                                    (4,909)
       Other receivables                                     (37,500)
       Compensatory stock issuances            121,383     1,066,130
       Accounts pay. and accrued expenses       (1,829)     (322,133)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                 (155,085)     (215,167)
                                             _________     _________

Cash Flows from Investing Activities:

     Fixed assets                                             (6,500)
     Oil and gas properties                                  (80,323)
                                             _________     _________
         Net cash provided
         by (used for)
         investing activities                                (86,823)
                                             _________     _________

Cash Flows from Financing Activities:

     Sales of common stock                     146,350       340,490
     Contributed capital                        18,804             -
     Payments on notes payable                               (30,000)

                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                  165,154       310,490
                                             _________     _________

Net Increase (Decrease) In Cash                 10,069         8,500

Cash At The Beginning Of The Period                  -         7,800
                                             _________     _________

Cash At The End Of The Period                $  10,069     $  16,300
                                             =========     =========

During the six months ended June 30, 2001 the Company issued notes payable for $1,700,000 in exchange for oil and gas production rights.


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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended June 30, 2001

Capitalized Costs Relating to Oil and Gas
Producing Activities at June 30, 2001
------------------------------------------

Unproved oil and gas properties          $         -
Proved oil and gas properties                100,228
Support equipment and facilities               6,500
                                         -----------
                                             106,728
Less accumulated depreciation,
depletion, amortization, and
impairment                                (    1,228)
                                         -----------
Net capitalized costs                    $   105,500
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended June 30, 2001
---------------------------------------

Property acquisition costs
     Proved                              $    65,000
     Unproved                                      -
Exploration costs                                  -
Development costs                             21,823


Results of Operations for Oil and Gas Producing
Activities for the Period Ended June 30, 2001
-------------------------------------------------

Oil and gas sales                        $     4,909
Gain on sale of oil and gas properties             -
Gain on sale of oil and gas leases                 -
Production costs                              20,678
Exploration expenses                               -
Depreciation, depletion,
  and amortization                           326,603
                                         -----------
                                                   -
Income tax expense                                 -
                                         -----------
Results of operations for oil and gas
  producing activities (excluding
  corporate overhead and financing
  costs)                                 $  (301,016)
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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended June 30, 2001

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

Standardized Measure of Discounted Future
     Net Cash Flows at June 30, 2001

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
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the six months ended June 30, 2001.

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
                                                        =============

                       CHANCELLOR GROUP, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

The Company was originally incorporated in Utah in 1986 and reincorporated in Nevada in 1993. In July, 1995, the Company acquired all of the issued capital of two Kentucky based gas operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves and gas transmission systems respectively. In December 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"). This subsidiary acquired additional freehold real estate and gas reserves for $5,425,000. In September, 1997, the Company acquired 100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July, 1998 the Company acquired 100% ownership of Lichfield Petroleum America, Inc., ("Lichfield"), a Texas corporation. In January, 2001 the Company acquired for $1,700,000, certain oil and gas leases containing over 5,000,000 barrels of proved developed and producing reserves of light sweet crude oil, as well as natural gas ("The Shinkle Field" located in Greenwood County, Kansas). In June 2001 the Glass Mountain leases owned by Radly and Lichfield were reassigned to Getty, so that the project acreage is controlled by a single entity. Radly and Lichfield will be wound up in the 2001 fiscal 3rd. quarter. Chancellor Group, Inc., Radly, Lichfield, DGS, NGS, and DRI operate and remain as separate legal entities. The Company has taken an impairment writedown of the assets of DGS, NGS, and DRI until such time as certain disputes relating to the original acquisition agreements for DGS and NGS by and between the Company and the former owners of those subsidiaries are resolved. Management expects that such dispute will be resolved in the Company's favor in a legal action planned to commence later in the 2001 fiscal year.

The Company's officers and directors are implementing a comprehensive business plan, through which the Company is raising new equity capital to finance the initial development work of its existing Texas gas assets;
the continuing development and restoration of the Shinkle Field in Kansas; recover operating control of and finance the redevelopment of the extensive Kentucky gas assets, and acquire interests in several important new drilling and development projects.

Results of Operations

The results for the quarter ended June 30, 2001 show a net decrease of $337,241 in current liabilities to $835,261, compared to $1,172,502 for the previous quarterly period, ending March 31, 2001.
Long term liabilities in the same period remained at $1,000,000 and total liabilities stood at $1,835,261, a decrease of $337,241. Total assets stated on the balance sheet, which exclude the Company's oil and gas reserves, decreased during the quarter from $2,061,892 to $1,866,410. The Company generated a loss in the period under review of $616,861. The Company generated revenue of $4,909 from ongoing operations during the period covered by this report. A comparison with figures for the corresponding period s, as the Company had not at that time commenced trading.

The sole activities of the Company during the quarter were the limited initial production of crude oil from the Shinkle Field, and the preparation for the growth, financing, and development of the Company's business and assets, including in particular the commencement of work to restore to production the newly acquired Shinkle Field property, in Greenwood County, Kansas. The Shinkle Field contains approximately 5 million recoverable barrels of light crude oil, classified "proved producing", in addition to substantial but not as yet not formally qualified and quantified reserves of natural gas, and coal bed methane.

The Company incurred general and administrative expenses of $616,861 during the period under review, compared to $626,705 during the first quarter to March 31, 2001.

During the quarter, the Company issued 11,208,000 shares of restricted and non-restricted common stock. Included in this figure is 8 million shares of common stock issued to convert the previously outstanding 48,000 preferred shares issued in 1998 to partly fund the acquisition of Lichfield Petroleum America Inc.



Liquidity and Capital Resources

The consolidated Balance Sheet as of June 30, 2001 reports a decrease in total assets to $1,866,410. Current assets stood at $21,909 and long term assets were $1,844,501. Current liabilities stood at $835,261 (compared to $1,172,502 at the end of the previous quarter), comprised principally of the current portion of notes payable, and accounts payable arising from general day to day operations of the Company.

Day to day general operating expenses may from time to time be paid out of pocket by officers of the Company, and from time to time these expenses are invoiced to the Company for payment. Additionally during the quarter the Company made a series of restricted common stock placements to raise additional working capital. During the quarter the Company received $758,620 in proceeds from such placements, of which $204,490 were cash and $554,130 were non-cash items, and as of June 30, 2001 had a net cash balance of $16,300.

The Company at balance sheet date was undertaking a series of small private debt and equity placements to raise up to $750,000. The Company believes it will raise all of this amount during the third quarter 2001. These funds are to be used to repay certain current indebtedness of the Company, and enable it to meet certain other operating expenses and capital expenditures relating to the ongoing redevelopment and expansion of the Company's Shinkle Field property in Kansas.

Impact of inflation

The Company believes that its activities are not, at this time, materially affected by inflation.





PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities -

            During the second quarter the Company received notice to convert, and did convert, the issued and outstanding 48,000 shares of preferred stock, to eight million shares of restricted common stock.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None




                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on July 30th, 2001.

CHANCELLOR GROUP, INC.


By: /s/Ashraf Khan
Ashraf Khan
Chairman/CEO
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on July 30th, 2001.

/s/Ashraf Khan
Ashraf Khan
Chairman and Chief Executive Officer,
Director

/s/Shane X.G. Rodgers
Shane X.G. Rodgers
Vice Chairman and President,
Director

/s/William H. Stinson
William H. Stinson
Director

/s/Bassam Abu-Ghazaleh
Bassam Abu-Ghazaleh
Director