Form 10QSB
period 2001-09-30
CHANCELLOR GROUP INC/
filed 2001-12-12
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

                                       OR

            [ ]  TRANSITION REPORT UNDER SECTION 12(g)
                 OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                         Commission File No. 33-55254-32

                             CHANCELLOR GROUP, INC.
           -----------------------------------------------------------
            (Exact name of small business issuer as specified in its
                                    charter)

       Nevada                                         87-0438647
      --------                                      ------------
    (State or other jurisdiction of              (I.R.S. Employer
     Incorporation or organization)            Identification  No.)


               1800 E. Sahara, Suite 107, Las Vegas, Nevada 89104
         -------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                   Issuer's Telephone Number: (702) 938-0261


Check whether the Issuer (1) filed all reports required to be filed by Section 12(g) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----       ----


As of September 30, 2001, 41,987,261 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ----    ----

                               TABLE OF CONTENTS
                                  Form 10-QSB
                      3rd Quarter Ended September 30, 2001

                             Chancellor Group, Inc.

                                                                      Page

PART I:  FINANCIAL INFORMATION

             Item 1.

            Consolidated Balance Sheet                                  2
            Consolidated Statements Of Operations                       3
            Consolidated Statements Of Cash Flows                       4
            Notes To Consolidated Financial Statements                  5


            Item 2.

            Management's Discussion and
            Analysis or Plan of Operation                              10

PART II:  OTHER INFORMATION                                            12


SIGNATURES                                                             14

                         PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CHANCELLOR GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS

Cash                                                           $       807
                                                               -----------

       Total current assets                                            807

Equipment (net of
  accumulated depreciation of $488)                                  1,596
Deposits                                                               500
Other receivables                                                   31,449
Oil and gas properties                                              84,905
                                                               -----------

Total Assets                                                   $   119,257
                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                                          $   189,383
                                                               -----------
       Total current liabilities                                   189,383
                                                               -----------

Total Liabilities                                                  189,383
                                                               -----------

Stockholders' equity
     Common stock: $.001 par value, 250,000,000 shares
       authorized, 41,987,261 shares issued and
       outstanding                                                  41,987
     Preferred Series B stock:
       $1,000 par value, 250,000 shares authorized,
       none issued and outstanding                                       -
     Paid in capital                                             2,955,907
     Accumulated deficit                                       ( 3,094,325)
                                                               -----------
Total Stockholders' Equity                                         (70,126)
                                                               -----------
Total Liabilities And
 Stockholders' Equity                                          $   119,257
                                                               ===========

See Notes to Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,
                                      2000           2001         2000            2001
                                   ---------      ---------    ---------        -----------
Sales                              $       -      $       -     $        -      $     4,909

Operating expenses                   302,475        153,500      577,114          1,345,848
                                   ---------      ---------    ---------        -----------
Income (loss) from
 operations                         (302,475)      (153,500)    (577,114)        (1,340,949)
                                   ---------      ---------    ---------        -----------

Other income (expense):

 Interest expense                                                                   (56,127)
 Loss on equipment disposal         ( 20,595)                                       (20,595)
                                   ---------      ---------    ---------        -----------
Total other income (expense)        ( 20,595)                                       (76,722)
                                   ---------      ---------    ---------        -----------

Income (loss) before provision
 for income taxes                   (302,475)      (174,095)    (577,114)        (1,417,671)

Provision for income tax                   -              -            -                  -
                                   ---------      ---------    ---------        -----------


Net income (loss)                  $(302,475)     $(174,095)    $(577,114)      $(1,417,671)
                                   =========      =========     =========       ===========

Net income (loss) per share
(Basic and fully diluted)          $(   .01)     $(       *)    $(   .03)       $ (     .04)
                                   =========     ==========     =========       ===========

Weighted average number of
common shares outstanding         22,602,028     41,595,594     21,130,917       34,823,728
                                  ==========     ==========     ==========      ===========

*less than $.01 per share

See Notes to Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000          2001
                                                               -----------    -----------
Cash Flows From Operating Activities:
   Net income (loss)                                           $  (577,114)   $(1,417,671)

   Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
       Depreciation                                                                   679
       Amortization                                                               326,237
       Other receivables                                                          (31,449)
       Compensatory stock issuances                                181,383      1,152,130
       Accounts pay. and accrued expenses                          168,171       (215,401)
       Loss on property disposal                                                   20,595
                                                               -----------    -----------
      Net cash provided by (used for) operating activities         349,554     (1,499,641)
                                                               -----------    -----------

Cash Flows from Investing Activities:
     Fixed assets                                                                  (6,500)
     Oil and gas properties                                                       (80,323)
                                                               -----------    -----------
      Net cash provided by (used for) investing activities                        (86,823)
                                                               -----------    -----------

Cash Flows from Financing Activities:
     Sales of common stock                                         241,350        353,615
     Contributed capital                                            20,415              -
     Payments on notes payable                                                    (30,000)
                                                               -----------    -----------
      Net cash provided by (used for) financing activities         261,765        323,615
                                                               -----------    -----------

Net Increase (Decrease) In Cash                                     34,205        ( 6,993)

Cash At The Beginning Of The Period                                      -          7,800
                                                               -----------    -----------

Cash At The End Of The Period                                  $    34,205      $     807
                                                               ===========      ===========

In September, 2000 the Company issued 4,500,000 common shares to acquire Getty Petroleum, Inc., with net assets of $378,125 consisting of oil and gas leases. In September, 2001 the Company removed $1,700,000 in notes payable from its books pursuant to a corresponding asset of $1,700,000 in production rights being returned to the lienholder.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Note 2. Acquisition

In January, 2001 the Company contracted to purchase certain oil and gas leases in Greenwood County, Kansas containing proved, producing oil and gas reserves. The Company issued $1,700,000 in notes to be paid over two years, toward the purchase price of the same amount. In September, 2001 the Company returned the leases to the lienholder, and reversed the notes payable for $1,700,000 off its books.

Note 3. Contingencies

The Company has suffered recurring losses from operations. To meet working capital needs and to fund business operations, the Company plans to continue raising capital through accessing public markets, and through development of its oil and gas properties.

The Company is also under a temporary restraining order from a Nevada Court pursuant to a shareholders' action alleging mismanagement by directors and officers. The order inhibits the Company's ability to issue further common stock or acquire or dispose of assets until such time as the order is lifted by the Court.

                             CHANCELLOR GROUP, INC.
                      Supplemental Information (Unaudited)
                         Period Ended September 30, 2001

                   Capitalized Costs Relating to Oil and Gas
                   Producing Activities at September 30, 2001
                   ------------------------------------------
Unproved oil and gas properties                                $         -
Proved oil and gas properties                                       84,905
Support equipment and facilities                                         -
                                                               -----------
                                                                    84,905
Less accumulated depreciation, depletion,
amortization, and impairment                                    (        -)
                                                               -----------
Net capitalized costs                                          $    84,905
                                                               ===========

                    Costs Incurred in Oil and Gas Producing
                           Activities for the Period
                            Ended September 30, 2001
                    ---------------------------------------
Property acquisition costs
     Proved                                                    $    65,000
     Unproved                                                            -
Exploration costs                                                        -
Development costs                                                   21,823

                Results of Operations for Oil and Gas Producing
               Activities for the Period Ended September 30, 2001
               --------------------------------------------------
Oil and gas sales                                              $     4,909
Gain on sale of oil and gas properties                                   -
Gain on sale of oil and gas leases                                       -
Production costs                                                    27,937
Exploration expenses                                                     -
Depreciation, depletion, and amortization                          326,603
                                                               -----------
Income tax expense                                                       -
                                                               -----------
Results of operations for oil and gas producing
 activities (excluding corporate overhead and financing
 costs)                                                        $  (349,631)
                                                               ===========

                             CHANCELLOR GROUP, INC.
                      Supplemental Information (Unaudited)
                         Period Ended September 30, 2001

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended September 30, 2001

                              Reserve Information
                              -------------------
                                                          Oil        Gas
                                                         (Bbls)     (Bcf)
                                                         -----     ------
Proved developed and undeveloped reserves
     Beginning of period                                      -     348.50
     Revisions of previous estimates                          -          -
     Improved recovery                                        -          -
     Purchases of minerals in place                           -          -
     Extensions and discoveries                               -          -
     Production                                               -          -
     Sales of minerals in place                               -          -
                                                         ------    -------
     End of period                                            -     348.50
                                                         ======    =======
Proved developed reserves
     Beginning of period                                      -          -
     End of period                                            -          -

                   Standardized Measure of Discounted Future
                      Net Cash Flows at September 30, 2001
                   -----------------------------------------

        Future cash inflows                                    $1,477,550,041
        Future production costs                                 ( 245,054,769)
        Future development costs                                 ( 32,535,000)
        Future income tax expenses                              ( 407,986,493)
                                                                -------------
                                                                  791,973,779
        Future net cash flows (10% annual discount for
        estimated timing of cash flows)                           489,051,180
                                                               --------------
Standardized measures of discounted future net cash
flows relating to proved oil and gas reserves                  $  489,051,180
                                                               ==============

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended September 30, 2001


The following reconciles the change in the standardized measure of discounted future net cash flow during the nine months ended September 30, 2001.


Beginning of period                                            $  489,051,180
Sales of oil and gas produced, net of production costs                 (   xx)
Net changes in prices and production costs                             (   xx)
Extensions, discoveries, and improved recovery,
   less related costs                                                      xx
Development costs incurred during the period which
   were previously estimated                                               xx
Net change in estimated future development costs                           xx
Revisions of previous quantity estimates                               (   xx)
Net change from purchases and sales of minerals in place               (   xx)
Accretion of discount                                                      xx
Net change in income taxes                                             (   xx)
Other                                                                  (   xx)
                                                               --------------
End of period                                                  $  489,051,180
                                                               ==============

                       CHANCELLOR GROUP, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The Company was originally incorporated in Utah in 1986 and reincorporated in Nevada in 1993. In July, 1995, the Company acquired all of the issued capital of two Kentucky based gas operations, Delstar Gas Systems, Inc. ("DGS") and Northstar Gas Systems, Inc. ("NGS"), covering gas reserves and gas transmission systems respectively. In December 1995, the Company formed a wholly owned subsidiary in the state of Kentucky, Delstar Resources, Inc. ("DRI"). This subsidiary acquired additional freehold real estate and gas reserves for $5,425,000. In September, 1997, the Company acquired 100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July, 1998 the Company acquired 100% ownership of Lichfield Petroleum America, Inc., ("Lichfield"), a Texas corporation. In January, 2001 the Company acquired for $1,700,000, certain oil and gas leases containing over 5,000,000 barrels of proved developed and producing reserves of light sweet crude oil, as well as natural gas ("The Shinkle Field" located in Greenwood County, Kansas). In June 2001 the Glass Mountain leases owned by Radly and Lichfield were reassigned to Getty, so that the project acreage is controlled by a single entity. Radly and Lichfield will be wound up in the 2001 fiscal 3rd. quarter. Chancellor Group, Inc., Radly, Lichfield, DGS, NGS, and DRI operate and remain as separate legal entities. The Company has taken an impairment writedown of the assets of DGS, NGS, and DRI until such time as certain disputes relating to the original acquisition agreements for DGS and NGS by and between the Company and the former owners of those subsidiaries are resolved. Management expects that such dispute will be resolved in the Company's favor in a legal action planned to commence in the 2002 fiscal year.


Results of Operations

The results for the quarter ended September 30, 2001 show a net decrease of $645,878 in current and total liabilities to $189,383, compared to $835,261 for the previous quarterly period, ending June 30, 2001. Long term liabilities in the same period decreased to nil. Total assets stated on the balance sheet, which exclude the Company's oil and gas reserves, decreased during the quarter from $1,866,410 to $119,257, reflecting the loss of the Company's Shikle Field property. The Company generated a loss in the period under review of $174,095. The Company generated no additional crude oil sales revenue during the period, but did receive net proceeds of $4,313 from sales made in the second quarter, during the period.

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

The Company incurred general and administrative expenses of $159,365 during the period under review, compared to $616,861 during the second quarter to June 30, 2001.

During the quarter, the Company issued 6,125,000 shares of restricted and non-restricted common stock. Included in this figure, is 5 million shares of common stock issued to Rubin Investment Group on July 11, 2001, but which was not paid for and is therefore not recognized, and subject to cancellation.


Liquidity and Capital Resources

The consolidated Balance Sheet as of September 30, 2001 reports a decrease in total assets to $119,257. Current assets stood at $807 and long term assets were $118,450. Current liabilities stood at $189,383 (compared to $835,261 at the end of the previous quarter), comprised principally of accounts payable arising from general day to day operations of the Company.

Day to day general operating expenses may from time to time be paid out of pocket by officers of the Company, and from time to time these expenses are invoiced to the Company for payment. Additionally during the quarter the Company made a series of restricted common stock placements to raise additional working capital. During the quarter the Company received $99,125 in proceeds from such placements, of which $13,125 was cash and $86,000 were non-cash items, and as of September 30, 2001 had a net cash balance of $806.77.


Impact of inflation

The Company believes that its activities are not, at this time, materially affected by inflation.

PART II.  OTHER INFORMATION

   Item 1.      Legal Proceedings

   During the quarter under review the Company was named as a co-defendant in a lawsuit filed by Graham Energy Inc. and Lichfield Petroleum Limited, a Belize corporation, against Dan Rubin; Rubin Investment Group ( "RIG" ); and Chancellor Group Inc. The lawsuit alleges that RIG acquired but did not pay for 2,800,000 shares of Chancellor common stock. Under the transaction, RIG was obligated to pay $250,000 for the stock, but allegedly defaulted. Chancellor introduced RIG to Lichfield in good faith. Lichfield claims in its lawsuit that Chancellor had prior knowledge of a plan by RIG to obtain the stock without paying for it, which claim is untrue. Lichfield prior to filing the lawsuit demanded that RIG simply return the stock, which RIG had agreed to do. Notwithstanding this the lawsuit seeks a cash settlement, likely because the Chancellor share price has declined below 9 cents per share. Chancellor cannot determine why it was named as defendant in this lawsuit as it merely and in good faith introduced RIG to Childers after it, RIG, approached Chancellor unsolicited and asked if any of our larger shareholders might want to sell a block of shares. RIG amongst other things has a large business in the area of "block trades". The lawsuit was badly drawn ( copy to be faxed to you ) as amongst other things plaintiffs seek to regain Chancellor's Glass Mountain, Texas, leases even though Chancellor had fully paid for them and had fulfilled all of its purchase obligations under the terms of it's June 2001 agreement with Graham and others. Graham / Lichfield seek to on very thin ground tie Chancellor into their claim against Rubin purely on the apparent basis that the Texas leases were renewed at the same time as Chancellor introduced RIG to Childers and Lichfield. Chancellor believes RIG will settle the lawsuit with Lichfield in the normal course of business, and does not presently believe it will have any liability pursuant to said lawsuit. Notwithstanding the foregoing, RIG alleges that Lichfield is a non-existent entity, as it can find no record in Belize of the corporation ever having existed. It is nominally controlled by Canadian directors and shareholders who Charles M. ("Mike" ) Childers claims he is only the agent for but who in turn claim that he, Childers, is the true controlling party and that they, the Canadians, are only agents and nominal shareholders and directors who take their orders from Childers. Further and notwithstanding the foregoing, the Company was advised but has not yet confirmed that on Thursday October 25, plaintiffs had obtained a summary judgment against Chancellor in respect to the lawsuit. Counsels advice is that in the circumstances the Company would have no difficulty in vacating such a judgment.

On September 28th. a lawsuit was filed in Nevada by Koala Pictures Pty. Ltd. and Axis Network Pty. Ltd., two Australian companies, against Chancellor Group Inc., and Shane Rodgers. Koala and Axis claim to be stockholders of Chancellor, which Chancellor disputes. Chancellor notified these parties previously that for the safety of the Company and in the interests of all its stockholders it could not recognize Koala and Axis as shareholders due to the way in which they came to be shareholders, or purported shareholders of the Company, including fraudulently obtaining a stock certificate, amongst other things. Chancellor correctly notified these parties that the board had determined that the matter of their stock ownership would have to be dealt with by a Nevada court. The plaintiffs responded by filing a lawsuit against Chancellor and Rodgers alleging corporate mismanagement and abuse of the Company's funds and assets. The lawsuit also alleged that the Company and Rodgers had engaged in a "pump and dump" scheme to manipulate the share price of the Company and sell their stock. All of these allegations are demonstrably false, and the Company believes the case to be totally without foundation or merit, and will vigorously defend it. Subsequent to the end of the third quarter and in order for the veracity of the more serious elements of plaintiffs' claim to be determined, the court appointed a temporary receiver to examine the affairs of the Company, although this receivership was subsequently terminated on November 13, 2001.


Item 2. Changes in Securities - None


Item 3. Defaults Upon Senior Securities - None


Item 4. Submission of Matters To A Vote of Securities Holders - None


Item 5. Other Information

Ashraf Khan and Bassam Abu-Ghazaleh resigned as directors of the registrant on August 27th., 2001. Ashraf Khan also resigned as Chairman of the Board of Directors and as Chief Executive Officer. Daniel Weinstock was appointed to the Board as a director on August 29th, 2001. Mr. Weinstock resigned as a director subsequent to the balance date.


Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on December 12, 2001.

                                    CHANCELLOR GROUP, INC.


                                   By: /s/Shane Rodgers
                                       --------------------
                                       Shane Rodgers
                                       Chairman/CEO
                                       Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 12, 2001.

                                      /s/Shane Rodgers
                                      --------------------
                                      Shane Rodgers
                                      Chairman and Chief Executive Officer,
                                      Director

                                      /s/William H. Stinson
                                      ---------------------
                                      William H. Stinson
                                      Director