Form 10KSB
period 2001-12-31
CHANCELLOR GROUP INC/
filed 2002-05-15
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 2001

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

Yes  X       No
    ___        ___

As of December 31, 2001, 47,017,261 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was under Board review [See Part III, Item 11].

Documents incorporated by reference: Exhibits (Item 13)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $4,909

This Form 10-KSB consists of 30 pages. The Exhibit Index begins on page 12.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 2001

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

Item 2.  Properties

    	The Company maintains its offices in Las Vegas, Nevada, Los Angeles, California and in Melbourne, Australia. The Company's oil and gas properties were written off in 2001.

Item 3.  Legal Proceedings

       A shareholder derivative action brought against the Company because of its then CEO, Shane Xavier Gabriel Rodgers resulted in the District Court of Clark County, Nevada placing the Company into receivership in October, 2001. The receivership was subsequently lifted and on April 5, 2002 Rodgers was fired from the Board of Directors for breaching his fiduciary duty and a new, interim Board appointed while a shareholder meeting is held.

Chancellor Group, Inc. shareholders Lichfield Petroleum, Ltd. and Graham Energy, Inc. also brought a legal action against Rodgers, Chancellor Group, Inc. and Chancellor Group Inc.'s wholly owned subsidiary Getty Petroleum, Inc. in Texas, but because Rodgers failed to enter a defense on Chancellor Group, Inc.'s behalf, Chancellor Group, Inc. shareholders Axis Network Pty, Ltd. and Koala Pictures Pty, Ltd. (who also initiated the Nevada action) intervened to object on behalf of Chancellor Group, Inc. Recent discussions have taken place between the plaintiffs' counsel, Koala Pictures Pty, Ltd. and a Chancellor Group, Inc. Board member and the Company is hopeful that the action may soon be dropped now that the former CEO Rodgers is no longer on the Board.


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAGE on the OTC Bulletin Board System. From October, 1999 until October 14, 2000, the Company's common stock was traded on the National Quotation Bureau's "Pink Sheets" service. Following its restoration to full regulatory compliance, the Company's common stock resumed official quotation on the NASD's OTC Bulletin Board service on October 15, 2000.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 2000         .13       .05
Common  June  30, 2000         .13       .05
Common  Sept. 30, 2000         .13       .05
Common  Dec.  31, 2000         .94       .22
Common  Mar.  31, 2001         .71       .18
Common  June  30, 2001         .52       .23
Common  Sept. 30, 2001         .24       .04
Common  Dec.  31, 2001         .08       .01


    	(b)    Common Stock:   On December 31, 2001 there were 47,017,261
shares of common stock issued and outstanding, which were held by more than 700 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 2001 had -0-preferred shares issued and outstanding.

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

Comparison of Operating Results
-------------------------------

Effective September 23, 1997 the Company entered into a stock purchase agreement with Polaris Oil & Gas, Inc., in which the Company issued
12,300,000 shares of common stock representing approximately 80% of its issued and outstanding shares in exchange for all the common stock of Radly Petroleum, Inc. The assets of Radly Petroleum, Inc. consisted of oil, gas and mineral leases and proved gas reserves situated on 3,200 acres located in Pecos County, Texas. Also as of September 23, 1997, the Company elected an entirely new board of directors, and new officers and directors assumed management of the Company. Due to these substantial changes in the Company's business and management structure as of September 23, 1997, corporate activities occurring prior to that time are unrelated to activities occurring after that time and to future corporate activities. As a consequence, a comparison of corporate financial activity of the Company prior to and subsequent to September 23, 1997 is not meaningful.

Liquidity & Capital Resources
-----------------------------

As of December 31, 2001 the Company had a working capital deficit of $221,602.

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

Dependence on Additional Capital. Successful development of any Company oil and natural gas reserves will require a substantial amount of additional funding relative to the Company's current capitalization. There is no assurance that such development capital will be available to the Company as it is required. Further, due to the lack of operating cash flow in amounts sufficient to fund Company operations, there is no assurance that the Company will be able to continue its efforts to operate and to develop its oil and gas reserves.

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


Item 7.  Financial Statements

     	The Report of the Independent Certified Public Accountant appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-2 through F-11 are incorporated herein by reference.


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

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                              Served as a
Name               Age          Position                      Director since

Shane X.G. Rodgers 41     Vice-Chairman, President,           September, 1997
                          Acting Treasurer, and a Director

William Stinson    47     Director                            March, 1998


All Directors of the Company will hold office until the next shareholder meeting, and until successors have been elected and qualified.
Officers of the Company are elected by the Board of Directors at the first meeting of the Company's shareholders, and hold office until their death, resignation, or removal from office.

Shane Rodgers, Vice-Chairman, President, and a Director. Mr. Rodgers was a Director and CEO at the time of this filing.

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


                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

Shane Rodgers,         	1999           $ 120,000  -                     -
President/CEO           2000           $ 120,000  -                     -
                        2001           $  90,000  -                     -

Ashraf Khan             1999           $ 120,000  -                     -
CFO                     2000           $ 120,000  -                     -
                        2001           $  80,000  -

The above table sets forth the rate and amount of compensation due to the named recipients during the fiscal 2001 period, and which amount may materially differ from the actual amount paid, and which paid amount may additionally be compensation accumulated but unpaid during prior reporting periods.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    	NOTE: The new Board of Directors appointed by court order in April, 2002 has not yet been able to examine a complete trading transaction ledger for the year ended December 31, 2001. The following table, which normally would set forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group, is an approximation of certain stock holdings at December 31, 2001 based on partial information available to the new Board.


                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS

Horizen Trustees No. 2 Trust      Common          5,200,000          11.10

Horizen Trustees No. 4 Trust      Common          3,525,000           7.49

Rubin Investment Group, Inc.      Common          5,262,500          11.19


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

Charles M. Childers is the ultimate controlling party in each of the following entities: Pilares Oil & Gas, Inc., Medallion Holdings Limited,
Forum Energy Limited, Lichfield Petroleum Limited, and Southwin Financial Inc. At December 31, 2000 Childers controlled 16,075,000 shares of common stock and common stock equivalents through Pilares Oil & Gas, Inc., Lichfield
Petroleum Limited, and Southwin Financial Inc. Childers' controlling stock position at December 31, 2001 is estimated to be from 14,000,000 - 16,000,000 common shares.

In October, 2000 Chancellor Group, Inc. acquired all the outstanding stock of Getty Petroleum, Inc., making Getty a wholly owned subsidiary. The transaction cost was recorded at $309,375 consisting of 4,500,000 shares of Chancellor Group, Inc.'s common stock which were issued to Southwin Financial Inc.

In May and June, 2001 the Company paid $65,000 to entities controlled by Charles M. Childers for oil and gas leases.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- A current report on Form 8-K dated October 11, 2000 is incorporated herein by reference.

                                SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

						CHANCELLOR GROUP, INC.


						By: /s/Dudley Muth
						    Dudley Muth
                                        Interim court appointed Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 14, 2002.

Director:

/s/Dudley Muth
Dudley Muth

                           CHANCELLOR GROUP, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000 and 2001

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


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chancellor Group, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of Chancellor Group, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

Except as discussed in the following paragraph, I conducted my audit in accordance with generally accepted auditing standards.
Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

I was unable to obtain documentation supporting the issuance of five million shares of Chancellor Group, Inc.'s common stock for no consideration during the year ended December 31, 2001, as discussed in Note 10 to the financial statements. Also as discussed in Note 10, the Company's current Board of Directors has not had complete access to corporate documentation potentially involving the Company in currently unknown material matters.

In my opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had I been able to examine evidence regarding the issuance of a certain five million shares of the Company's common stock and had I been able to examine all corporate documentation, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Group, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2000 and 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements the Company has suffered recurring losses from operations, a court ordered management change, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
May 9, 2002					                 RONALD R. CHADWICK, P.C.

                         CHANCELLOR GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2001

ASSETS

Current assets
   Cash                          $    130
                                 --------
Total current
  assets                              130

Receivable                         18,750
                                 --------
Total Assets                     $ 18,880
                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable               $221,732
                                 --------
Total current
liabilities                       221,732

                                 --------
Total Liabilities                 221,732
                                 --------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
47,017,261 issued and
outstanding                        47,017

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
0 issued and outstanding                -

Paid in capital                 3,049,741

Accumulated deficit            (3,299,610)
                              -----------

Stockholders'
 Equity                          (202,852)
                              -----------

Total Liabilities
and Stockholders'
Equity                        $    18,880
                              ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                          CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                         Year           Year
                        Ended          Ended
                       Dec. 31,       Dec. 31,
                         2000           2001
                       --------       --------

Sales                $              $     4,909

Operating expenses     1,083,674      1,602,147
                     -----------    -----------

Income (loss)
 from operations      (1,083,674)    (1,597,238)

Other income
(expense)
   Fixed asset
     disposal                           (22,191)
   Interest expense                     (56,127)
                     -----------    -----------
Income (loss) before
provision for income
taxes                 (1,083,674)    (1,675,556)

Provision for
 income tax
                     -----------    -----------

Net income (loss)    $(1,083,674)   $(1,675,556)
                     ===========    ===========

Net income (loss) per share
(Basic and fully diluted)

                     $   (.05)      $   (.04)
                     ==========     ==========

Weighted average number of
common shares outstanding

                    21,934,528      37,872,111
                    ==========      ==========


             The accompanying notes are an integral part of
                  the consolidated financial statements.

                               CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )


Balances at
Dec. 31, 1999  19,035,361    $19,035    $48,000,000  $(47,710,956)    $(540,380)

Contributed
Capital                                                     9,788

Stock issued
for cash        1,365,000      1,365                      372,159

Compensatory
stock
issuances       6,905,000      6,905                      793,856

Net gain (loss)
for the year                                                         (1,083,674)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2000  27,305,361    $27,305    $48,000,000  $(46,535,156)  $(1,624,054)

Stock issued
for cash        2,415,000      2,415                      351,200

Compensatory
stock
issuances       9,196,900      9,197                    1,112,933

Debt retirement   100,000        100                       29,900

Conversion of
Preferred series
B to common     8,000,000      8,000    (48,000,000)   47,992,000

Paid in capital
from option
issuances                                                  98,864

Net gain (loss)
for the year                                                         (1,675,556)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2001  47,017,261    $47,017    $         0  $  3,049,741   $(3,299,610)
               ==========    =======    ===========  ============   ===========



                The accompanying notes are an integral part of
                    the financial consolidated statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year          Year
                            Ended         Ended
                           Dec. 31,      Dec. 31,
                             2000          2001
                           -------       -------


Cash Flows From
Operating Activities:

Net income (loss)      $(1,083,674)    $(1,675,556)

Adjustments to reconcile
net income (loss) to
net cash provided by
(used for) operating
activities:

Depreciation                   175             679
Amortization                               411,142
Receivables                                (18,250)
Asset disposal                              22,191
Compensatory
 stock issuances           491,383       1,122,130
Compensatory
 option issuances                           98,864
Accounts payable           185,188        (235,662)
                       -----------     -----------
Net cash
provided by (used
for) operating
activities                (402,928)       (274,462)
                       -----------     -----------

Cash Flows From
Investing Activities:

Fixed assets                               (21,823)
Oil & gas properties                       (65,000)
Deposits                      (500)
Office equipment            (2,084)
                       -----------     -----------
Net cash
provided by (used
for) investing              (2,584)        (86,823)
activities             -----------     -----------


Cash Flows From
Financing Activities:

Increase in
 loan payable             30,000
Contributed
 capital                   9,788
Stock issuances          373,524           353,615
                       ---------       -----------
Net cash provided
by (used
for) financing
activities               413,312           353,615
                       ---------       -----------
Net Increase
(Decrease) In Cash         7,800            (7,670)

Cash At The
Beginning
Of The Period                  -             7,800
                       ---------       -----------
Cash At The End
Of The Period          $   7,800       $       130
                       =========       ===========

Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

During the year ended December 31, 2000 the Company issued 4,500,000 common shares for all the outstanding common shares of Getty Petroleum, Inc., valued at $309,375. During the year ended December 31, 2001 the Company issued 100,000 common shares to retire a $30,000 loan payable.


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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company's cost basis of property and equipment, consisting of office equipment was $2,084 at December 31, 2000, with corresponding accumulated depreciation of $175. Depreciation expense for the year ended December 31, 2000 was $175. During the year ended December 31, 2001 the Company wrote off its fixed assets, taking a disposal loss of $7,730. Depreciation expense for 2001 was $679.

Accounts receivable

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Products and services, geographic areas and major customers

The Company plans to acquire and develop domestic oil and gas properties.

Revenue Recognition

The Company recognizes revenue when a product is sold to a customer, either for cash or as evidenced by an obligation on the part of the customer to pay.

                        CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and long term debt, as reported in the accompanying balance sheet, approximates fair value.

Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." The Company has adopted the provisions of SFAS No. 140 which are effective for periods occurring after March 31, 2001. The adoption did not have a material effect on the results of operations of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and
SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the Company account for all business combinations in the scope of the statement using the purchase method. SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.
SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this statement. The Company has adopted the provisions of SFAS No. 141 and 142. The adoptions did not have a material effect on the results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has adopted the provisions of SFAS No. 144 which are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, with its provisions to be applied prospectively. The adoption did not have a material effect on the results of operations of the Company.


NOTE 2. OIL AND GAS PROPERTIES

The Company wrote off its capitalized development costs in 2001, taking a disposal loss of $14,461. The Company's oil and gas leases in 2001 expired and were written off to amortization. Total amortization expense in 2001 was $411,142.


NOTE 3. RELATED PARTY TRANSACTIONS

In October, 2000 the Company acquired all the outstanding shares of Getty Petroleum, Inc., from a corporation controlled by an officer and an affiliate of the Company.


NOTE 4. OPERATING LEASES

The Company leased office space in Los Angeles, California on a month to month basis at $3,650 per month during 2000 and part of 2001. Lease expense under the lease in 2000 and 2001 was $7,300 and 33,350. The Company incurred expenses of approximately $26,000 in 2001 under a vehicle lease fully expensed in 2001.

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

At December 31, 2000 the Company had approximately $1,600,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $324,000 resulting from the loss carryforward was offset by a 100% valuation allowance.
The increase in the valuation allowance from 1999 to 2000 was approximately $216,000. At December 31, 2001 the Company had approximately $3,300,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $660,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 2000 to 2001 was approximately $335,000.


NOTE 6. LOAN PAYABLE

In 2001 the Company retired a $30,000 loan payable for 100,000 shares of common stock.

                         CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 7. STOCKHOLDERS' EQUITY

Common stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 47,017,261 shares issued and outstanding as of December 31, 2001.

Preferred stock

Preferred Series B Stock - The Company has provided for the issuance of
250,000 shares, par value $1,000 per share, of convertible Preferred
Series B stock ("Series B"), and 48,000 shares were outstanding as of December 31, 2000, with each Series B share convertible at anytime through July 25, 2002 into 166.667 shares of the Company's common stock upon election by the shareholder. In 2001, the 48,000 outstanding Preferred Series B shares were converted by the holder into 8,000,000 common shares.

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company currently has stock options outstanding to various individuals in the following amounts:

350,000 options exercisable for one share of common stock at an exercise price of $1.50 per share, currently exercisable, expiring from April, 2002 to July, 2002. The Company accrued $67,614 in compensation expense for its non-employee stock options in 2001.

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock option, nor was any compensation cost charged against income under its employee stock option in 2000 or 2001.

Had compensation cost for the Company's employee stock option award been determined based on the fair value at the grant date for the award consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       2001


Net income (loss)            As reported           $(1,675,556)

                             Pro forma             $(1,706,806)

Basic and fully diluted      As reported           $(0.0442)
   earnings per share
                             Pro forma             $(0.0451)

For pro forma purposes the fair value of the employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate 5%, dividend yield 0%, expected life 2 years, and volatility of 712%.

The Company has one employee option outstanding to a former officer to purchase 250,000 common shares, currently exercisable, expiring in July, 2002, at an exercise price of $1.00 per share.

                           CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 8. ACQUISITION OF GETTY PETROLEUM, INC.

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


NOTE 9. LEGAL PROCEEDINGS

In October, 2001 pursuant to a civil legal action against the Company's management filed by a shareholder group in the Federal District Court of Clark County, Nevada (the "Court"), the assets and operations of the Company were placed by court order into receivership. In April, 2002 the Court ordered the Company's President removed from his offices as President and Director, finding in a civil judgement that the President had in a number of matters breached his fiduciary duty to the Company. A new temporary Board of Directors was appointed by the Court.

In September, 2001 a civil legal action was filed against the Company and other parties in the Federal District Court of Taylor County, Texas with the Plaintiffs alleging fraud by the Company's President involving a stock for oil and gas property transaction. The Company currently has no legal representation in the matter. The leases underlying the properties in dispute have been allowed to lapse by the Company, giving the Company no further rights in them. The potential monetary liability to the Company if found liable to the Plaintiffs is unknown at the current time.


NOTE 10. CONTINGENCIES

As discussed in Note 9, a new Board of Directors for the Company was appointed by court order in April, 2002. The new Board, although unaware of any undisclosed actions by the previous Board that would materially affect these financial statements, has not had complete access to certain Board minutes and Company contract documentation that could reveal material items to which the Company is a party.

The Company's new Board of Directors is reviewing the circumstances behind the issuance of up to 5,000,000 of the 19,711,900 common shares issued by the Company in 2001. Up to 5,000,000 of these shares could be canceled if determined by the Board to have been inappropriately issued. As the shares were issued for no known consideration, cancellation would have no material impact on the financial statements except for earnings per share.


NOTE 11. GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no established source of revenue, recurring losses from operations, negative working capital, and stockholders' equity deficiency.
The Company's former Board of Directors has also been replaced by court order for mismanagement. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offerings and/or debt financing; appointing a qualified and experienced Board; and acquiring and developing profitable oil and gas properties.

                             CHANCELLOR GROUP, INC.

                      Supplemental Information (Unaudited)

                         Year Ended December 31, 2001


Capitalized Costs Relating to Oil & Gas
Producing Activities at December 31, 2001
-----------------------------------------

Unproved oil and gas properties             $         -
Proved oil and gas properties                   410,280
Support equipment and facilities                 21,823
                                            -----------
                                                432,103
Less accumulated depreciation, depletion,
     amortization, and impairment              (432,103)
                                            -----------
          Net capitalized costs             $         -
                                            ===========


Costs Incurred in Oil and Gas Producing
Activities for the Year Ended December 31, 2001
-------------------------------------------------

Property acquisition costs
    Proved                                       65,000
    Unproved                                          -
Exploration costs                                     -
Development costs                                21,823


Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2001
-------------------------------------------------

Oil and gas sales                           $     4,909
Gain on sale of oil and gas properties
Gain on sale of oil and gas leases
Production costs                                (46,611)
Exploration expenses
Depreciation, depletion, and amortization      (432,103)
                                            -----------
                                               (473,805)
Income tax expense
                                            -----------
Results of operations for oil and gas
    producing activities (excluding
    corporate overhead and financing costs) $  (473,805)
                                            ===========

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

                          CHANCELLOR GROUP, INC.

                      Year Ended December 31, 2001


Reserve Information
-------------------
                                              Oil         Gas
                                             (Bbls)      (Bcf)
                                             ------      -----
Proved developed and undeveloped reserves
    Beginning of year                             -     348.50
    Revisions of previous estimates
    Improved recovery
    Purchase of minerals in place
    Extensions and discoveries
    Production
    Sales of minerals in place
    Lease expiration                                   (348.50)
                                             ------     ------
    End of year                                   -          -
                                             ======     ======

Proved developed reserves
    Beginning of year                             -          -
    End of year                                   -          -


Standardized Measure of Discounted Future
    Net Cash Flows at December 31, 2001

    Future cash inflows                                 $
    Future production costs
    Future development costs
    Future income tax expenses
                                                        -------------
                                                        $
    Future net cash flows (10% annual discount
        for estimated timing of cash flows)             $
                                                        -------------
Standardized measures of discounted future net cash
    flows relating to proved oil and gas reserves       $
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2001.

Beginning of period                                     $ 489,051,180
Sales of oil and gas produced, net of production costs
Net changes in prices and production costs
Extensions, discoveries, and improved recovery,
    less related costs
Development costs incurred during the period which
    were previously estimated
Net change in estimated future development costs
Revisions of previous quantity estimates
Net change from purchases and sales of minerals in place       (4,909)
Accretion of discount
Net change in income taxes
Other - lease expiration                                 (489,046,271)
                                                        -------------
End of period                                           $           -
                                                        =============