Form 10QSB
period 2002-03-31
CHANCELLOR GROUP INC/
filed 2002-05-17
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2002

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

Yes   X      No
    ____       ____


As of March 31, 2002, 47,017,261 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended March 31, 2002


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2002
                             (UNAUDITED)

                               ASSETS

Current Assets

Cash                                  $         -
                                    _____________
    Total current assets                        -

Receivable                                 18,750
                                    _____________

Total Assets                          $    18,750
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                      $   271,320
                                     ____________
    Total current liabilities             271,320
                                     ____________
Total Liabilities                         271,320
                                     ____________

Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 47,017,261
       shares issued
       & outstanding                      47,017
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       -0- issued and outstanding

     Paid in capital                   3,049,741

     Accumulated deficit             ( 3,349,328)
                                    ____________

Total Stockholders' Equity           (   252,570)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $     18,750
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                           Three Months Ended
                                                March 31,
                                           2001          2002
                                           ____          ____


Sales                                   $       -     $       -

Operating expenses                        605,412        49,718
                                        _________     _________
Income (loss) from
 operations                              (605,412)     ( 49,718)
                                        _________     _________

Other income (expenses):
  Interest expense                       ( 21,293)
                                        _________     _________
Income (loss) before provision
 for income taxes                        (626,705)     ( 49,718)

Provision for income tax                        -             -
                                        _________     _________


Net income (loss)                       $(626,705)    $( 49,718)
                                        =========     =========

Net income (loss) per share
(Basic and fully diluted)               $(   .02)    $(      *)
                                        =========     =========

Weighted average number of
common shares outstanding              29,654,261    47,017,261
                                       ==========    ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                                2001          2002
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $(626,705)    $ (49,718)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                                104
       Accounts pay. and accrued expenses      (14,892)      (49,588)
       Compensatory stock issuances            512,000
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                 (129,493)         (130)
                                             _________     _________


Cash Flows From Financing Activities:

   Sale of common stock                        136,000
   Paid in capital
                                             _________     _________

         Net cash provided
         by (used for)
         financing activities                  136,000
                                             _________     _________


Net Increase (Decrease) In Cash                  6,507          (130)

Cash At The Beginning Of The Period              7,800           130
                                             _________     _________

Cash At The End Of The Period                $  14,307     $       -
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


Note 3. Contingencies

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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended March 31, 2002

Capitalized Costs Relating to Oil and Gas
Producing Activities at March 31, 2002
------------------------------------------

Unproved oil and gas properties          $         -
Proved oil and gas properties                      -
Support equipment and facilities                   -
                                         -----------
                                                   -
Less accumulated depreciation,
depletion, amortization, and
impairment                                (        -)
                                         -----------
Net capitalized costs                    $         -
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended March 31, 2002
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended March 31, 2002
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended March 31, 2002

Reserve Information
-------------------
                                                Oil            Gas
                                               (Bbls)         (Bcf)
                                               ------         ------
Proved developed and undeveloped reserves
     Beginning of period                            -              -
     Revisions of previous estimates                -              -
     Improved recovery                              -              -
     Purchases of minerals in place                 -              -
     Extensions and discoveries                     -              -
     Production                                     -              -
     Sales of minerals in place                     -              -
                                              -------        -------
     End of period                                  -              -
                                              =======        =======
Proved developed reserves
     Beginning of period                            -              -
     End of period                                  -              -

Standardized Measure of Discounted Future
     Net Cash Flows at March 31, 2002

     Future cash inflows                               $
     Future production costs
     Future development costs
     Future income tax expenses
                                                        -------------

     Future net cash flows (10% annual discount for
         estimated timing of cash flows)
                                                        -------------
Standardized measures of discounted future net cash
     flows relating to proved oil and gas reserves      $
                                                        =============

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended March 31, 2002.

Beginning of period                                     $
Sales of oil and gas produced, net of production costs         (   xx)
Net changes in prices and production costs                     (   xx)
Extensions, discoveries, and improved recovery,
   less related costs                                              xx
Development costs incurred during the period which
   were previously estimated                                       xx
Net change in estimated future development costs                   xx
Revisions of previous quantity estimates                       (   xx)
Net change from purchases and sales of minerals in place       (   xx)
Accretion of discount                                              xx
Net change in income taxes                                     (   xx)
Other                                                          (   xx)
                                                        -------------
End of period                                           $
                                                        =============

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


Results of Operations

In the fourth quarter of 2001, the Company took a full amortization write down On its oil and gas properties in Pecos County, Texas, and wrote off its fixed asset investment in the Shinkle Field in Kansas. The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first quarter of 2002 were limited due to legal proceedings leading to the replacement of the Company's former Board.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 15th, 2002.

CHANCELLOR GROUP, INC.

By: /s/Dudley Muth
Dudley Muth
Interim court appointed Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 15th, 2002.

Director:

/s/Dudley Muth
Dudley Muth