Form 10KSB/A
period 2002-03-31
CHANCELLOR GROUP INC/
filed 2002-05-30
CIK 894544

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

          1800 E. Sahara, Suite 107, Las Vegas, Nevada 89104
     ___________________________________________________________
     (Address of principal executive offices, including zip code)

Issuer's Telephone Number:  (310) 553-9009

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of any class of the Registrant's capital stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group. No shares of any class of capital stock other than common stock are outstanding.

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS

Horizen Trustees No. 2 Trust (1)  Common          5,200,000          11.10

Horizen Trustees No. 4 Trust (1)  Common          3,525,000           7.49

Shane Rodgers, Director & Pres.   Common            304,300           0.65

William Stinson, Director         Common            446,500           0.95

Koala Pictures Proprietary Ltd.   Common          6,460,000          13.74

Rubin Investment Group, Inc.      Common          5,262,500          11.19

Directors & Officers as a Group   Common          9,475,800          20.15

(1) Beneficially held by Shane Rodgers in his capacity as the holder of sole dispositive power for The Horizon Trustees No. 2 and No. 4 Trusts.


Item 12.  Certain Relationships and Related Transactions

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


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- None

                                SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 29, 2002.

						CHANCELLOR GROUP, INC.


						By: /s/John C.Y. Lee
						    John C.Y. Lee
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 29, 2002.

Director:
/s/John C.Y. Lee
John C.Y. Lee

Director:
/s/Robert Gordon
Robert Gordon

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


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chancellor Group, Inc.
Los Angeles, California

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

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor
Group, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America.

My previous report dated May 9, 2002 on the Company's consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 2001 expressed an opinion qualified as to certain undocumented stock issuances and lack of Board of Directors access to corporate documentation.
The Board of Directors has since provided documentation allowing me to express an opinion as set forth in the previous paragraph.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements the Company has suffered recurring losses from operations, a court ordered management change, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
May 21, 2002				                 RONALD R. CHADWICK, P.C.

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