Form 10QSB/A
period 2002-03-31
CHANCELLOR GROUP INC/
filed 2002-05-30
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                       FORM 10-QSB/AMENDED

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 29, 2002.

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