Form 10QSB
period 2002-06-30
CHANCELLOR GROUP INC/
filed 2003-03-19
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 2002

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

Yes   X      No
    ____       ____

   As of June 30, 2002, 47,598,761 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____





TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended June 30, 2002


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2002
                             (UNAUDITED)

                               ASSETS


Total Assets                          $         -
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   271,320
                                     ____________
       Total current liabilities          271,320
                                     ____________
Total Liabilities                         271,320
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 47,598,761
       shares issued
       & outstanding                      47,598
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       none issued and outstanding             -

     Paid in capital                   3,054,975

     Accumulated deficit              (3,373,893)
                                    ____________

Total Stockholders' Equity              (271,320)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $          -
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                2002          2001      2002        2001
                                ____          ____      ____        ____


Sales                        $       -     $   4,909  $       -  $      4,909

Operating expenses              24,565       621,770     74,283     1,248,475
                             _________     _________  _________   ___________
Income (loss) from
 operations                    (24,565)     (616,861)   (25,595)   (1,243,566)

Extraordinary item:
 Assessed court costs
 (net of tax)                                           (48,688)
                             _________     _________  _________   ___________

Income (loss) before provision
 for income taxes              (24,565)     (616,861)   (74,283)   (1,243,566)

Provision for income tax             -             -          -             -
                             _________     _________  _________   ___________


Net income (loss)            $ (24,565)    $(616,861) $ (74,283)  $(1,243,566)
                             =========     =========  =========   ===========

Net income (loss) per share:
 from operations             $(     *)     $(   .02)  $(     *)    $(   .04)
 from extraordinary items           -             -   $(     *)           -
                             ---------     ---------  ---------    ---------
Net income (loss) per share
(Basic and fully diluted)    $(     *)     $(   .02)  $(     *)    $(   .04)
                             =========     =========  =========    =========

Weighted average number of
common shares outstanding   47,311,094    33,913,928 47,164,178   31,437,794
                            ==========    ========== ==========   ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                                2002          2001
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $ (74,283)   $(1,243,566)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                                              574
       Amortization                                          326,237
       Accounts receivable                                    (4,909)
       Other receivables                        18,750       (37,500)
       Compensatory stock issuances                        1,066,130
       Accounts pay. and accrued expenses       49,588      (322,133)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                   (5,945)     (215,167)
                                             _________     _________

Cash Flows from Investing Activities:

     Fixed assets                                             (6,500)
     Oil and gas properties                                  (80,323)
                                             _________     _________
         Net cash provided
         by (used for)
         investing activities                                (86,823)
                                             _________     _________

Cash Flows from Financing Activities:

     Sales of common stock                       5,815       340,490
     Contributed capital                                           -
     Payments on notes payable                               (30,000)

                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                    5,815       310,490
                                             _________     _________

Net Increase (Decrease) In Cash                   (130)        8,500

Cash At The Beginning Of The Period                130         7,800
                                             _________     _________

Cash At The End Of The Period                $       -     $  16,300
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

Note 2. Legal Proceedings

In October, 2001 pursuant to a civil legal action against the Company's management filed by a shareholder group in the Federal District Court of Clark County, Nevada (the "Court"), the assets and operations of the Company were placed by court order into receivership. In April, 2002 the Court ordered the Company's President removed from his offices as President and Director, finding in a civil judgement that the President had in a number of matters breached his fiduciary duty to the Company. A new temporary Board of Directors was appointed by the Court, until shareholder election of new Directors.

In September, 2001 a civil legal action was filed against the Company and other parties in the Federal District Court of Taylor County, Texas with the Plaintiffs alleging fraud by the Company's President involving a stock for oil and gas property transaction. The leases underlying the properties in dispute have been allowed to lapse by the Company, giving the Company no further rights in them. The action was settled in 2002 with no adverse effects to the Company.

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended June 30, 2002

Capitalized Costs Relating to Oil and Gas
Producing Activities at June 30, 2002
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended June 30, 2002
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended June 30, 2002
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended June 30, 2002

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

Standardized Measure of Discounted Future
     Net Cash Flows at June 30, 2002

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended June 30, 2002.

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


Results of Operations

In the fourth quarter of 2001, the Company took a full amortization write down on its oil and gas properties in Pecos County, Texas, and wrote off its fixed asset investment in the Shinkle Field in Kansas. The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first half of 2002 were limited due to legal proceedings leading to the replacement of the Company's former Board.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings

A shareholder derivative action brought against the Company because of its then CEO, Shane Xavier Gabriel Rodgers resulted in the District Court of Clark County, Nevada placing the Company into receivership in October, 2001. The receivership was subsequently lifted and on April 5, 2002 Rodgers was fired from the Board of Directors for breaching his fiduciary duty and a new, interim Board appointed until a shareholder meeting is held.

Chancellor Group, Inc. shareholders Lichfield Petroleum, Ltd. and Graham Energy, Inc. also brought a legal action against Rodgers, Chancellor Group, Inc. and Chancellor Group Inc.'s wholly owned subsidiary Getty Petroleum, Inc. in Texas, but because Rodgers failed to enter a defense on Chancellor Group, Inc.'s behalf, Chancellor Group, Inc. shareholders Axis Network Pty, Ltd. and Koala Pictures Pty, Ltd. (who also initiated the Nevada action) intervened to object on behalf of Chancellor Group, Inc. The action was settled in 2002 with no adverse effects on the Company.


Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on February 19, 2003.

CHANCELLOR GROUP, INC.

By: /s/John C.Y. Lee
John C.Y. Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 19, 2003.

Director:
/s/John C.Y. Lee
John C.Y. Lee

Director:
/s/Robert Gordon
Robert Gordon

Director:

/s/Dudley Muth
Dudley Muth

                            CERTIFICATIONS

I, John C.Y. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chancellor Group, Inc.(the "Registrant" or the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditor and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditor any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 19, 2003

/s/John C.Y. Lee
---------------------------------------
John C.Y. Lee, Chief Executive Officer