Form 10QSB
period 2002-09-30
CHANCELLOR GROUP INC/
filed 2003-03-19
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2002

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

Yes   X      No
    ____       ____

   As of September 30, 2002, 47,598,761 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____





TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended September 30, 2002


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 2002
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
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 47,918,761
       shares issued
       & outstanding                      47,918
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       none issued and outstanding             -

     Paid in capital                   3,057,855

     Accumulated deficit              (3,377,093)
                                    ____________

Total Stockholders' Equity              (271,320)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $          -
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                                2002          2001      2002        2001
                                ____          ____      ____        ____


Sales                        $       -     $       -  $       -  $      4,909

Operating expenses               3,200       179,805     28,795     1,372,153
                             _________     _________  _________   ___________
Income (loss) from
 operations                     (3,200)     (179,805)   (28,795)   (1,367,244)
                             _________     _________  _________   ___________

Other income (expense):

 Interest expense                                                     (56,127)
 Loss on equipment disposal                 ( 20,595)                 (20,595)
                             _________     _________  _________   ___________
Total other income (expense)    (3,200)     ( 20,595)                 (76,722)
                             _________     _________  _________   ___________

Income (loss) before
 Extraordinary items            (3,200)     (200,400)   (28,795)   (1,443,966)

Extraordinary item:
 Assessed court costs
 (net of tax)                                           (48,688)
                             _________     _________  _________   ___________

Income (loss) before provision
 for income taxes               (3,200)     (200,400)   (77,483)   (1,443,966)

Provision for income tax             -             -          -             -
                             _________     _________  _________   ___________


Net income (loss)            $  (3,200)    $(200,400) $ (77,483)  $(1,443,966)
                             =========     =========  =========   ===========

Net income (loss) per share:
 from operations             $(     *)     $(     *)  $(     *)    $(   .04)
 from extraordinary items           -             -   $(     *)           -
                             _________     _________  _________    _________
Net income (loss) per share
(Basic and fully diluted)    $(     *)     $(     *)  $(     *)    $(   .04)
                             =========     =========  =========    =========

Weighted average number of
common shares outstanding   47,918,761    41,595,594 47,415,705   34,823,728
                            ==========    ========== ==========   ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                 Nine Months Ended
                                                   September 30,
                                                2002          2001
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $ (77,483)  $(1,443,966)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Depreciation                                              679
       Amortization                                          326,237
       Accounts receivable
       Other receivables                        18,750       (31,449)
       Compensatory stock issuances              3,200     1,152,130
       Accounts pay. and accrued expenses       49,588      (268,011)
       Loss on property disposal                              20,595
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                   (5,945)     (243,785)
                                             _________     _________

Cash Flows from Investing Activities:

     Fixed assets                                             (6,500)
     Oil and gas properties                                  (80,323)
                                             _________     _________
         Net cash provided
         by (used for)
         investing activities                                (86,823)
                                             _________     _________

Cash Flows from Financing Activities:

     Sales of common stock                       5,815       353,615
     Contributed capital                                           -
     Payments on notes payable                               (30,000)

                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                    5,815       323,615
                                             _________     _________

Net Increase (Decrease) In Cash                   (130)       (6,993)

Cash At The Beginning Of The Period                130         7,800
                                             _________     _________

Cash At The End Of The Period                $       -     $     807
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

Note 2. Legal Proceedings

In October, 2001 pursuant to a civil legal action against the Company's management filed by a shareholder group in the Federal District Court of Clark County, Nevada (the "Court"), the assets and operations of the Company were placed by court order into receivership. In April, 2002 the Court ordered the Company's President removed from his offices as President and Director, finding in a civil judgement that the President had in a number of matters breached his fiduciary duty to the Company. A new temporary Board of Directors was appointed by the Court until shareholder election of new Directors.
..

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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended September 30, 2002

Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 2002
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended September 30, 2002
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended September 30, 2002
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended September 30, 2002

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

Standardized Measure of Discounted Future
     Net Cash Flows at September 30, 2002

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended September 30, 2002.

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


Results of Operations

In the fourth quarter of 2001, the Company took a full amortization write down on its oil and gas properties in Pecos County, Texas, and wrote off its fixed asset investment in the Shinkle Field in Kansas. The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first nine months of 2002 were limited due to legal proceedings leading to the replacement of the Company's former Board.

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