Form 10KSB
period 2002-12-31
CHANCELLOR GROUP INC/
filed 2003-03-26
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 2002

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

Yes  X       No
    ___        ___

As of December 31, 2002, 48,098,761 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was $0.

Documents incorporated by reference: Exhibits (Item 13)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $0

This Form 10-KSB consists of 31 pages. The Exhibit Index begins on page 12.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 2002

                           Chancellor Group, Inc.

                                                      											         Page

Facing Page
Index

PART I
            Item    1.  Business                                             1
            Item    2.  Properties                                           2
            Item    3.  Legal Proceedings                                    2
            Item    4.  Submission of Matters to a Vote of Security Holders  2

PART II
            Item    5. Market for Registrant's Common Equity
                       And Related Shareholder Matters                       3
            Item    6. Management's Discussion And Analysis Or Plan Of
                       Operations                                            3
            Item    7. Financial Statements                                  8
            Item    8. Disagreements On Accounting And Financial Disclosures 8

PART III
            Item    9. Directors And Executive Officers Of The Registrant    9
            Item   10. Executive Compensation                               10
            Item   11. Security Ownership Of Certain Beneficial Owners And
                       Management                                           11
            Item   12. Certain Relationships And Related Transactions       11

PART  IV
            Item   13. Exhibits, Financial Statement Schedules, And
                       Reports On Form 8-K                                  12

SIGNATURES                                                                  13
CERTIFICATIONS                                                              31

                                  PART I


Item 1.  Business

     Chancellor Group, Inc. (formerly Nighthawk Capital, Inc.)("Nighthawk", the "Company", the "Registrant") was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of Nevada in 1993. In September, 1997 the Company acquired 100% ownership of Radly
Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. In July, 1998 the Company acquired 100% ownership in Lichfield Petroleum
America, Inc., ("Lichfield") a Texas corporation. In October of 2000, the Company acquired 100% ownership of Getty Petroleum, Inc. ("Getty") in exchange for 4,500,000 shares of restricted common stock. Chancellor Group, Inc., Getty, Radly, and Lichfield remain as separate legal entities and operate as separate legal entities.

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

Chancellor Group, Inc. shareholders Lichfield Petroleum, Ltd. and Graham Energy, Inc. also brought a legal action against Rodgers, Chancellor Group, Inc. and Chancellor Group Inc.'s wholly owned subsidiary Getty Petroleum, Inc. in Texas, which was subsequently settled without adverse consequences to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAGE on the National Quotation Bureau's "Pink Sheets" service.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 2001      $ 0.71    $ 0.18
Common  June  30, 2001        0.52      0.23
Common  Sept. 30, 2001        0.24      0.04
Common  Dec.  31, 2001        0.08      0.01
Common  Mar.  31, 2002        0.02      0.01
Common  June  30, 2002        0.00      0.00
Common  Sept. 30, 2002        0.00      0.00
Common  Dec.  31, 2002        0.00      0.00*

$0.00 denotes less than $0.01 per share


    	(b)    Common Stock:   On December 31, 2002 there were 48,098,761
shares of common stock issued and outstanding, which were held by more than 400 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 2002 had -0-preferred shares issued and outstanding.

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

The period of the receivership necessitated due to previous management and the lack of records provided by same also mean comparisons are not meaningful.

The lack of provision of any meaningful records by previous management also resulted in the Company failing to meet its filing deadline and being placed in the Pink Sheets.

But the Company, during 2002, following the appointment of a new Board by the Court, has applied itself to continuing to clean up the Company and to look for new business opportunities. Whereas no new cash-flow activities have yet been found, money provided by an investor-shareholder has enabled the clean-up to go ahead and the Company's audits to be brought up to date.

Liquidity & Capital Resources
-----------------------------

As of December 31, 2002 the Company had a working capital deficit of $271,320.

Certain Risks
-------------

Forward Looking Statements. This Report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans and expected results, reserve and production potential of the Company's properties and prospects, and the Company's strategy. Actual events or results could differ materially from those discussed in the forward looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this 10-KSB.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                              Served as a
Name               Age          Position                      Director since

John C.Y. Lee       30      Chief Executive Officer, Chief
                            Financial Officer, Director         May 1, 2002


Dudley Muth         62      Director                          April 5, 2002

Robert Gordon       59      Director                            May 1, 2002

All Directors of the Company hold office until successors are elected according to the Company's by-laws.

Officers of the Company are elected by the Board of Directors according to the Company's by-laws and hold office until their death, resignation, or removal from office.

Malaysian-born Mr. John C.Y. Lee, Chief Executive Officer and Chief Financial Officer, is a former foreign exchange dealer and stockbroker. He has facilitated investments, mergers and acquisitions in various Australian private and public companies on behalf of Asian investors. He is a co-director of Imperial Pacific Proprietary Limited.

Mr. Dudley Muth is a Los Angeles attorney and a broker-dealer compliance officer.

Mr. Robert Gordon is a former senior editor with Mr Rupert Murdoch's News Corporation. He owns his own investor relations firm in Melbourne, Australia, specializing in the oil and gas industry. He is also a director of merchant bank, Sun Capital Group Limited.

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


                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

Shane Rodgers           2000           $ 120,000  -                     -
President/CEO           2001           $  90,000  -                     -

Ashraf Khan             2000           $ 120,000  -                     -
CFO                     2001           $  80,000  -                     -

Others                  2002                   -  -               $ 5,147

The above table sets forth the rate and amount of compensation due to the named recipients during the fiscal 2000, 2001 and 2002 periods, and which amount may materially differ from the actual amount paid, and which paid amount may additionally be compensation accumulated but unpaid during prior reporting periods.

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

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS


Dudley Muth,     Director         Common            170,000           0.35%

Robert Gordon     Director        Common            471,500           1.00%

Koala Pictures Proprietary Ltd.   Common          6,460,000          13.43%
Axis Network (affiliate of Koala) Common              8,300              -



Directors & Officers as a Group   Common            641,500           1.33%


Item 12.  Certain Relationships and Related Transactions

Charles M. Childers is the ultimate controlling party in each of the following entities: Pilares Oil & Gas, Inc., Medallion Holdings Limited,
Forum Energy Limited, Lichfield Petroleum Limited, and Southwin Financial Inc. Childers' controlling stock position at December 31, 2002 is estimated to be from 14,000,000 - 16,000,000 common shares.

In May and June, 2001 the Company paid $65,000 to entities controlled by Charles M. Childers for oil and gas leases.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- None

                                SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

						CHANCELLOR GROUP, INC.


						By: /s/John C.Y. Lee
						    John C.Y. Lee
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 25, 2003.

Director:
/s/John C.Y. Lee
John C.Y. Lee

Director:
/s/Robert Gordon
Robert Gordon

Director:

/s/Dudley Muth
Dudley Muth

                           CHANCELLOR GROUP, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001 and 2002

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


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chancellor Group, Inc.
Los Angeles, California

I have audited the accompanying consolidated balance sheet of Chancellor Group, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor
Group, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements the Company has suffered recurring losses from operations, a court ordered management change, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
March 20, 2003				                 RONALD R. CHADWICK, P.C.

                         CHANCELLOR GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2002

ASSETS

Total Assets                     $      0
                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable               $270,315
  Stock subscription payable        3,000
                                 --------
Total current
liabilities                       273,315

                                 --------
Total Liabilities                 273,315
                                 --------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
48,098,761 issued and
outstanding                        48,098

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
0 issued and outstanding                -

Paid in capital                 3,065,177

Accumulated deficit            (3,386,590)
                              -----------

Stockholders'
 Equity                          (273,315)
                              -----------

Total Liabilities
and Stockholders'
Equity                        $         0
                              ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Year           Year
                                 Ended          Ended
                                Dec. 31,       Dec. 31,
                                  2002           2001
                                --------       --------

Sales                         $              $     4,909

Operating expenses                 38,292      1,602,147
                              -----------    -----------

Income (loss)
 from operations                  (38,292)    (1,597,238)

Other income
(expense)
   Fixed asset
     disposal                                    (22,191)
   Interest expense                              (56,127)
                              -----------    -----------

Income (loss) from
 continuing operations            (38,292)    (1,675,556)

Extraordinary item:
 assessed court costs
 (net of tax)                     (48,688)
                              -----------    -----------
Income (loss) before
provision for income
taxes                             (86,980)    (1,675,556)

Provision for
 income tax
                              -----------    -----------

Net income (loss)             $   (86,980)   $(1,675,556)
                              ===========    ===========

Net income (loss) per share:
 from cont. operations        $       (*)    $     (.04)
 from extraordinary items             (*)             -
                              -----------    -----------
Net income (loss) per share
(Basic and fully diluted)     $       (*)    $     (.04)
                              ===========    ===========
Weighted average number of
common shares outstanding      47,579,928     37,872,111
                               ==========     ==========

* Less than $.01 per share


             The accompanying notes are an integral part of
                  the consolidated financial statements.

                               CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )


Balances at
Dec. 31, 2000  27,305,361    $27,305    $48,000,000  $(46,535,156)  $(1,624,054)

Stock issued
for cash        2,415,000      2,415                      351,200

Compensatory
stock
issuances       9,196,900      9,197                    1,112,933

Debt retirement   100,000        100                       29,900

Conversion of
Preferred series
B to common     8,000,000      8,000    (48,000,000)   47,992,000

Paid in capital
from option
issuances                                                  98,864

Net gain (loss)
for the year                                                         (1,675,556)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2001  47,017,261    $47,017    $         0  $  3,049,741   $(3,299,610)

Paid in capital
from option
issuances                                                   5,702

Stock issued
for cash          761,500        761                        6,854

Compensatory
stock
issuances         320,000        320                        2,880

Net gain (loss)
for the year                                                            (86,980)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2002  48,098,761    $48,098    $         0  $  3,065,177   $(3,386,590)
               ==========    =======    ===========  ============   ===========



                The accompanying notes are an integral part of
                    the financial consolidated statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year          Year
                            Ended         Ended
                           Dec. 31,      Dec. 31,
                             2002          2001
                           -------       -------


Cash Flows From
Operating Activities:

Net income (loss)       $  (86,980)    $(1,675,556)

Adjustments to reconcile
net income (loss) to
net cash provided by
(used for) operating
activities:

Depreciation                                   679
Amortization                               411,142
Receivables                 18,750         (18,250)
Asset disposal                              22,191
Compensatory
 stock issuances             3,200       1,122,130
Compensatory
 option issuances            5,702          98,864
Accounts payable            48,583        (235,662)
Stock sub. payable           3,000
                       -----------     -----------
Net cash
provided by (used
for) operating
activities                  (7,745)       (274,462)
                       -----------     -----------

Cash Flows From
Investing Activities:

Fixed assets                               (21,823)
Oil & gas properties                       (65,000)
                       -----------     -----------
Net cash
provided by (used
for) investing
activities                                 (86,823)
                       -----------     -----------


Cash Flows From
Financing Activities:

Stock issuances            7,615           353,615
                       ---------       -----------
Net cash provided
by (used
for) financing
activities                 7,615           353,615
                       ---------       -----------
Net Increase
(Decrease) In Cash          (130)           (7,670)

Cash At The
Beginning
Of The Period                130             7,800
                       ---------       -----------
Cash At The End
Of The Period          $       -       $       130
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

Employee Stock-Based Compensation

The Company uses the intrinsic value method of accounting for employee stock-based compensation.

Recent Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 clarifies the circumstances under which gains and losses from debt extinguishments may be presented as extraordinary items in the statement of operations. The Company has adopted the provisions of SFAS No. 145 which are effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption did not have a material effect on the results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company's commitment to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure (An amendment of
FASB Statement No. 123)". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.
The Company has adopted the provisions of SFAS No. 148 which are effective for financial statements issued for fiscal years beginning after December 15, 2002. The adoption did not have a material effect on the results of operations of the Company.


NOTE 2. OIL AND GAS PROPERTIES

The Company wrote off its capitalized development costs in 2001, taking a disposal loss of $14,461. The Company's oil and gas leases in 2001 expired and were written off to amortization. Total amortization expense in 2001 was $411,142.


NOTE 3. RELATED PARTY TRANSACTIONS

The Company in 2002 granted options valued at $5,702 and agreed to issue 3,000,000 shares of common stock valued at $3,000, to a Director and major shareholders for services related to litigation efforts in 2001 and 2002 which resulted in changes to the Company's management and Board.

NOTE 4. OPERATING LEASES

The Company leased office space in Los Angeles, California on a month to month basis at $3,650 per month for part of 2001. Lease expense under the lease in 2001 was $33,350. The Company incurred expenses of approximately $26,000 in 2001 under a vehicle lease fully expensed in 2001.

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

At December 31, 2001 the Company had approximately $3,300,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately
$660,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 2000 to 2001 was approximately $335,000. At December 31, 2002 the Company had approximately $3,400,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $677,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 2001 to 2002 was approximately $17,000.


NOTE 6. LOAN PAYABLE

In 2001 the Company retired a $30,000 loan payable for 100,000 shares of common stock.

                         CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 7. STOCKHOLDERS' EQUITY

Common stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 48,098,761 shares issued and outstanding as of December 31, 2002.

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

The Company currently has stock options outstanding to various individuals in the following amounts:

2,000,000 options exercisable for one share of common stock at an exercise price of $0.025 per share, currently exercisable, expiring December 12, 2006, and 4,000,000 options exercisable for one share of common stock at an exercise price of $0.02 per share, currently exercisable, expiring
December 12, 2006. The Company accrued $67,614 in compensation expense for its non-employee stock options in 2001, and $5,702 in 2002.

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock option, nor was any compensation cost charged against income under its employee stock option in 2001 or 2002.

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

The Company's only employee stock option outstanding at the end of 2001, to a former officer to purchase 250,000 common shares at an exercise price of $1.00 per share, expired unexercised in July, 2002.

                           CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 8. LEGAL PROCEEDINGS

In October, 2001 pursuant to a civil legal action against the Company's management filed by a shareholder group in the Federal District Court of Clark County, Nevada (the "Court"), the assets and operations of the Company were placed by court order into receivership. In April, 2002 the Court ordered the Company's President removed from his offices as President and Director, finding in a civil judgement that the President had in a number of matters breached his fiduciary duty to the Company. A new temporary Board of Directors was appointed by the Court, pending shareholder elections.


NOTE 9. GOING CONCERN UNCERTAINTY

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

                       CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                   Year Ended December 31, 2002

Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2002
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Year
Ended December 31, 2002
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2002
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                    Year Ended December 31, 2002

Reserve Information
-------------------
                                                Oil            Gas
                                               (Bbls)         (Bcf)
                                               ------         ------
Proved developed and undeveloped reserves
     Beginning of year                              -              -
     Revisions of previous estimates                -              -
     Improved recovery                              -              -
     Purchases of minerals in place                 -              -
     Extensions and discoveries                     -              -
     Production                                     -              -
     Sales of minerals in place                     -              -
                                              -------        -------
     End of year                                    -              -
                                              =======        =======
Proved developed reserves
     Beginning of year                              -              -
     End of year                                    -              -

Standardized Measure of Discounted Future
     Net Cash Flows at December 31, 2002

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2002.

Beginning of year                                       $
Sales of oil and gas produced, net of production costs         (   xx)
Net changes in prices and production costs                     (   xx)
Extensions, discoveries, and improved recovery,
   less related costs                                              xx
Development costs incurred during the year which
   were previously estimated                                       xx
Net change in estimated future development costs                   xx
Revisions of previous quantity estimates                       (   xx)
Net change from purchases and sales of minerals in place       (   xx)
Accretion of discount                                              xx
Net change in income taxes                                     (   xx)
Other                                                          (   xx)
                                                        -------------
End of year                                             $
                                                        =============

                         CERTIFICATIONS

I, John C.Y. Lee, certify that:

1. I have reviewed this annual report on Form 10-KSB of Chancellor Group, Inc.(the "Registrant" or the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 25, 2003

/s/John C.Y. Lee
---------------------------------------
John C.Y. Lee, Chief Executive Officer