Form 10QSB
period 2003-03-31
CHANCELLOR GROUP INC/
filed 2003-04-28
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2003

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

Yes   X      No
    ____       ____


As of March 31, 2003, 51,837,461 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended March 31, 2003


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2003
                             (UNAUDITED)

                               ASSETS


Total Assets                        $           0
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                      $   270,315
Stock subscription payable                  6,415
                                     ____________
    Total current liabilities             276,730
                                     ____________
Total Liabilities                         276,730
                                     ____________

Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 51,837,461
       shares issued
       & outstanding                      51,837
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       -0- issued and outstanding

     Paid in capital                   3,071,825

     Accumulated deficit             ( 3,400,392)
                                    ____________

Total Stockholders' Equity           (   276,730)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $          0
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                           Three Months Ended
                                                March 31,
                                           2003          2002
                                           ____          ____


Sales                                   $       -     $       -

Operating expenses                         13,802        49,718
                                        _________     _________
Income (loss) from
 operations                               (13,802)      (49,718)
                                        _________     _________

Other income (expenses)                         -             -
                                        _________     _________
Income (loss) before provision
 for income taxes                         (13,802)      (49,718)

Provision for income tax                        -             -
                                        _________     _________


Net income (loss)                       $ (13,802)    $ (49,718)
                                        =========     =========

Net income (loss) per share
(Basic and fully diluted)               $(     *)    $(      *)
                                        =========     =========

Weighted average number of
common shares outstanding              49,591,228    47,017,261
                                       ==========    ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                                2003          2002
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $ (13,802)    $ (49,718)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Accounts pay. and accrued expenses                    (49,588)
       Stock subscriptions payable               6,415
       Compensatory stock issuances                500
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                   (6,887)         (130)
                                             _________     _________


Cash Flows From Financing Activities:

   Sale of common stock                          6,887
                                             _________     _________

         Net cash provided
         by (used for)
         financing activities                    6,887
                                             _________     _________


Net Increase (Decrease) In Cash                      0          (130)

Cash At The Beginning Of The Period                  0           130
                                             _________     _________

Cash At The End Of The Period                $       0     $       -
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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended March 31, 2003

Capitalized Costs Relating to Oil and Gas
Producing Activities at March 31, 2003
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended March 31, 2003
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended March 31, 2003
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended March 31, 2003

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

Standardized Measure of Discounted Future
     Net Cash Flows at March 31, 2003

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended March 31, 2003.

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

                       CHANCELLOR GROUP, INC.

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

Chancellor Group, Inc. (formerly Nighthawk Capital, Inc.)("Nighthawk", the "Company", the "Registrant") was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of Nevada in 1993. In September, 1997 the Company acquired 100% ownership of Radly Petroleum, Inc. ("Radly"), a Texas corporation, in exchange for approximately 80% of the Company's outstanding common stock. InJuly, 1998 the Company acquired 100% ownership in Lichfield Petroleum America, Inc., ("Lichfield") a Texas corporation. In October of 2000, the Company acquired 100% ownership of Getty Petroleum, Inc. ("Getty") in exchange for 4,500,000 shares of restricted common stock. Chancellor Group,Inc., Getty, Radly, Lichfield, DGS, NGS, and DRI remain as separate legal entities and and operate as separate legal entities.

Results of Operations

The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first three months of 2003 were limited, resulting in an operating deficit of $13,802 for normal and recurring expenditures.

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

Chancellor Group, Inc. shareholders Lichfield Petroleum, Ltd. and Graham Energy, Inc. also brought a legal action against Rodgers, Chancellor Group, Inc. and Chancellor Group Inc.'s wholly owned subsidiary Getty Petroleum, Inc. in Texas, which was subsequently settled in 2002 with no adverse effects on the Company.


Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters To A Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None

Item 7.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
John C.Y. Lee, who serves as the Company's Chief Executive Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on April 24, 2003.

CHANCELLOR GROUP, INC.

By: /s/John C.Y. Lee
John C.Y. Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 24, 2003.

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


Dated: April 24, 2003

/s/John C.Y. Lee
---------------------------------------
John C.Y. Lee, Chief Executive Officer