Form 10QSB
period 2003-06-30
CHANCELLOR GROUP INC/
filed 2003-08-04
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 2003

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

Yes   X      No
    ____       ____

   As of June 30, 2003, 51,837,461 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____





TABLE OF CONTENTS
Form 10-QSB
2nd Quarter Ended June 30, 2003


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2003
                             (UNAUDITED)

                               ASSETS


Total Assets                          $         -
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   270,315
     Stock subscription payable             7,915
                                     ____________
       Total current liabilities          278,230
                                     ____________
Total Liabilities                         278,230
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 51,837,461
       shares issued
       & outstanding                      51,837
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       none issued and outstanding             -

     Paid in capital                   3,071,825

     Accumulated deficit              (3,401,892)
                                    ____________

Total Stockholders' Equity              (278,230)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $          -
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                                2002          2003        2002          2003
                                ____          ____        ____          ____


Sales                        $       -    $       -    $       -    $       -

Operating expenses              24,565        1,500       74,283       15,302
                             _________    _________    _________    _________
Income (loss) from
 operations                    (24,565)      (1,500)     (25,595)     (15,302)

Extraordinary item:
 Assessed court costs
 (net of tax)                                            (48,688)
                             _________    _________    _________    _________

Income (loss) before provision
 for income taxes              (24,565)      (1,500)     (74,283)     (15,302)

Provision for income tax             -            -            -            -
                             _________    _________    _________    _________

Net income (loss)            $ (24,565)   $  (1,500)   $ (74,283)   $ (15,302)
                             =========    =========    =========    =========

Net income (loss) per share:
 from operations             $(     *)    $(     *)    $(     *)    $(     *)
 from extraordinary items           -            -     $(     *)           -
                             ---------    ---------    ---------    ---------
Net income (loss) per share
(Basic and fully diluted)    $(     *)    $(     *)    $(     *)    $(     *)
                             =========    =========    =========    =========

Weighted average number of
common shares outstanding   47,311,094   51,837,461   47,164,178   48,844,994
                            ==========   ==========   ==========   ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                                2002          2003
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $ (74,283)   $  (15,302)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Other receivables                        18,750
       Compensatory stock issuances                              500
       Accounts pay. and accrued expenses       49,588
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                   (5,945)      (14,802)
                                             _________     _________


Cash Flows from Financing Activities:

       Stock subscriptions payable                             7,915
       Sales of common stock                     5,815         6,887

                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                    5,815        14,802
                                             _________     _________

Net Increase (Decrease) In Cash                   (130)            -

Cash At The Beginning Of The Period                130             -
                                             _________     _________

Cash At The End Of The Period                $       -     $       -
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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended June 30, 2003

Capitalized Costs Relating to Oil and Gas
Producing Activities at June 30, 2003
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended June 30, 2003
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended June 30, 2003
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended June 30, 2003

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

Standardized Measure of Discounted Future
     Net Cash Flows at June 30, 2003

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the six months ended June 30, 2003.

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

Results of Operations

The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first six months of 2003 were limited, resulting in an operating deficit of $15,302 for normal and recurring expenditures.

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on July 31, 2003.

CHANCELLOR GROUP, INC.

By: /s/John C.Y. Lee
John C.Y. Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on July 31, 2003.

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


Dated: July 31, 2003

/s/John C.Y. Lee
---------------------------------------
John C.Y. Lee, Chief Executive Officer