Form 10QSB
period 2003-09-30
CHANCELLOR GROUP INC/
filed 2003-11-06
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2003

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

Yes   X      No
    ____       ____

As of September 30, 2003, 51,837,461 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____





TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended September 30, 2003


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 2003
                             (UNAUDITED)

                               ASSETS


Total Assets                          $         -
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $   120,706
     Stock subscription payable             9,415
                                     ____________
       Total current liabilities          130,121
                                     ____________
Total Liabilities                         130,121
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 51,837,461
       shares issued
       & outstanding                      51,837
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       none issued and outstanding             -

     Paid in capital                   3,071,825

     Accumulated deficit              (3,253,783)
                                    ____________

Total Stockholders' Equity              (130,121)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $          -
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                2002          2003        2002          2003
                                ____          ____        ____          ____


Sales                        $       -    $       -    $       -    $       -

Operating expenses               3,200        1,500       28,795       16,802
                             _________    _________    _________    _________
Income (loss) from
 operations                     (3,200)      (1,500)     (28,795)     (16,802)

Other revenues and expenses:
  Gain on debt reversal                     149,609                   149,609

Extraordinary item:
 Assessed court costs
 (net of tax)                                            (48,688)
                             _________    _________    _________    _________

Income (loss) before provision
 for income taxes               (3,200)     148,109      (77,483)     132,807

Provision for income tax             -            -            -            -
                             _________    _________    _________    _________

Net income (loss)            $  (3,200)   $ 148,109   $  (77,483)  $  132,807
                             =========    =========    =========    =========

Net income (loss) per share:
 from operations             $(     *)    $(     *)    $(     *)    $(     *)
 from extraordinary items           -            -     $(     *)           -
                             ---------    ---------    ---------    ---------
Net income (loss) per share
(Basic and fully diluted)    $(     *)    $(     *)    $(     *)    $(     *)
                             =========    =========    =========    =========

Weighted average number of
common shares outstanding   47,918,761   51,837,461   47,415,705   49,842,483
                            ==========   ==========   ==========   ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                Nine Months Ended
                                                   September 30,
                                                2002          2003
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $ (77,483)   $  132,807

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Other receivables                        18,750
       Compensatory stock issuances              3,200           500
       Accounts pay. and accrued expenses       49,588      (149,609)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                   (5,945)      (16,302)
                                             _________     _________


Cash Flows from Financing Activities:

       Stock subscriptions payable                             9,415
       Sales of common stock                     5,815         6,887

                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                    5,815        16,302
                                             _________     _________

Net Increase (Decrease) In Cash                   (130)            -

Cash At The Beginning Of The Period                130             -
                                             _________     _________

Cash At The End Of The Period                $       -     $       -
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

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                  Period Ended September 30, 2003

Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 2003
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended September 30, 2003
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended September 30, 2003
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                   Period Ended September 30, 2003

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

Standardized Measure of Discounted Future
     Net Cash Flows at September 30, 2003

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the nine months ended September 30, 2003.

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

Results of Operations

The Board of Directors has elected director, Mr. Robert Gordon, as Chief Executive Officer and Chief Financial Officer, following the resignation of Mr. John C.Y. Lee from these positions due to other work commitments. Mr. Lee remains on the Board, which is unchanged.

The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first nine months of 2003 were limited, resulting in an operating deficit of $16,802 for normal and recurring expenditures. The Company recorded a gain on the reversal of old accounts payable of $149,609, resulting in an overall gain for the first nine months of 2003 of $132,807.

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

Item 7.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Robert Gordon, who serves as the Company's Chief Executive Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on November 3, 2003.

CHANCELLOR GROUP, INC.

By: /s/Robert Gordon
Robert Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on November 3, 2003.

Director:
/s/Robert Gordon
Robert Gordon

Director:
/s/John C.Y. Lee
John C.Y. Lee

Director:
/s/Dudley Muth
Dudley Muth

EX-31.1   CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.1

                               CERTIFICATIONS


I, Robert Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chancellor
Group,Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 3, 2003

/s/Robert Gordon
Robert Gordon
Chief Financial Officer &
Chief Executive Officer

EX-32 CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Exhibit 32

                            CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Chancellor Group, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the Quarter ending September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), Robert Gordon, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 3, 2003

/s/Robert Gordon
Robert Gordon
Chief Financial Officer &
Chief Executive Officer


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]