Form 10KSB
period 2003-12-31
CHANCELLOR GROUP INC/
filed 2004-03-04
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 2003

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

Yes  X       No
    ___        ___

As of December 31, 2003, 51,837,461 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was $0.

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

This Form 10-KSB consists of 32 pages. The Exhibit Index begins on page 12.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 2003

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

None

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAGE on the National Quotation Bureau's "Pink Sheets" service.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 2002        0.02      0.01
Common  June  30, 2002        0.00      0.00
Common  Sept. 30, 2002        0.00      0.00
Common  Dec.  31, 2002        0.00      0.00
Common  Mar.  31, 2003        0.00      0.00
Common  June  30, 2003        0.00      0.00
Common  Sept. 30, 2003        0.00      0.00
Common  Dec.  31, 2003        0.00      0.00


$0.00 denotes less than $0.01 per share


    	(b)    Common Stock:   On December 31, 2003 there were 51,837,461
shares of common stock issued and outstanding, which were held by more than 400 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 2003 had -0-preferred shares issued and outstanding.

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

Comparison of Operating Results
-------------------------------

Effective September 23, 1997 the Company entered into a stock purchase agreement with Pilares Oil & Gas, Inc., in which the Company issued
12,300,000 shares of common stock representing approximately 80% of its issued and outstanding shares in exchange for all the common stock of Radly Petroleum, Inc. The assets of Radly Petroleum, Inc. consisted of oil, gas and mineral leases and proved gas reserves situated on 3,200 acres located in Pecos County, Texas. Also as of September 23, 1997, the Company elected an entirely new board of directors, and new officers and directors assumed management of the Company. Due to these substantial changes in the Company's business and management structure as of September 23, 1997, corporate activities occurring prior to that time are unrelated to activities occurring after that time and to future corporate activities. As a consequence, a comparison of corporate financial activity of the Company prior to and subsequent to September 23, 1997 is not meaningful.

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

As of December 31, 2003 the Company had a working capital deficit of $102,003.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                              Served as a
Name               Age          Position                      Director since


Robert Gordon       60      Chief Executive Officer, Chief
                            Financial Officer, Director         May 1, 2002


John C.Y. Lee       31      Director                            May 1, 2002


Dudley Muth         63      Director                          April 5, 2002


All Directors of the Company hold office until successors are elected according to the Company's by-laws.

Officers of the Company are elected by the Board of Directors according to the Company's by-laws and hold office until their death, resignation, or removal from office.

Mr. Robert Gordon, Chief Executive Officer and Chief Financial
Officer, is a former senior editor with Mr Rupert Murdoch's News
Corporation. He owns his own investor relations firm in Melbourne, Australia, specializing in the oil and gas industry.

Malaysian-born Mr. John C.Y. Lee, s a former foreign exchange dealer and stockbroker. He has facilitated investments, mergers and acquisitions in various Australian private and public companies on behalf of Asian investors. He is a co-director of Imperial Pacific Proprietary Limited.

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


                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

Shane Rodgers
President/CEO           2001           $  90,000  -                     -

Ashraf Khan
CFO                     2001           $  80,000  -                     -

Others                  2002                   -  -               $ 5,147

The above table sets forth the rate and amount of compensation due to the named recipients during the fiscal 2001, 2002 and 2003 periods (none earned or due in 2003), and which amount may materially differ from the actual amount paid, and which paid amount may additionally be compensation accumulated but unpaid during prior reporting periods.

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

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS


Dudley Muth,     Director         Common          1,170,000           2.25%

Robert Gordon    Director         Common            471,500           1.00%

Koala Pictures Proprietary Ltd.   Common         22,021,800          42.48%
Axis Network (affiliate of Koala) Common              8,300              -



Directors & Officers as a Group   Common          1,641,500           3.17%


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


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- None

                                SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2004.

						CHANCELLOR GROUP, INC.


						By: /s/Robert Gordon
						    Robert Gordon
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 1, 2004.

Director:
/s/Robert Gordon
Robert Gordon

Director:
/s/John C.Y. Lee
John C.Y. Lee

Director:
/s/Dudley Muth
Dudley Muth

                           CHANCELLOR GROUP, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002 and 2003

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


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chancellor Group, Inc.
Los Angeles, California

I have audited the accompanying consolidated balance sheet of Chancellor Group, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor
Group, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses from operations, a court ordered management change, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
February 18, 2004				                 RONALD R. CHADWICK, P.C.

                         CHANCELLOR GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2003

ASSETS

Total Assets                     $      0
                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable               $ 88,558
  Stock subscription payable       13,445
                                 --------
Total current
liabilities                       102,003

                                 --------
Total Liabilities                 102,003
                                 --------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
51,837,461 issued and
outstanding                        51,837

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
48,000 issued and converted;
none outstanding                        -

Paid in capital                 3,071,825

Accumulated deficit            (3,225,665)
                              -----------

Stockholders'
 Equity                          (102,003)
                              -----------

Total Liabilities
and Stockholders'
Equity                        $         0
                              ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Year           Year
                                 Ended          Ended
                                Dec. 31,       Dec. 31,
                                  2002           2003
                                --------       --------

Sales                         $              $

Operating expenses                 38,292         21,786
                              -----------    -----------

Income (loss)
 from operations                  (38,292)       (21,786)

Other income
(expense)

 Gain on debt reversal                           182,711
                              -----------    -----------

Income (loss) from
 continuing operations            (38,292)       160,925

Extraordinary item:
 assessed court costs
 (net of tax)                     (48,688)
                              -----------    -----------
Income (loss) before
provision for income
taxes                             (86,980)       160,925

Provision for
 income tax
                              -----------    -----------

Net income (loss)             $   (86,980)   $   160,925
                              ===========    ===========

Net income (loss) per share:
 from cont. operations        $       (*)    $       (*)
 from extraordinary items             (*)             -
                              -----------    -----------
Net income (loss) per share
(Basic and fully diluted)     $       (*)    $       (*)
                              ===========    ===========
Weighted average number of
common shares outstanding      47,579,928     50,341,228
                               ==========     ==========

* Less than $.01 per share


             The accompanying notes are an integral part of
                  the consolidated financial statements.

                               CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )


Balances at
Dec. 31, 2001  47,017,261    $47,017    $         0  $  3,049,741   $(3,299,610)

Paid in capital
from option
issuances                                                   5,702

Stock issued
for cash          761,500        761                        6,854

Compensatory
stock
issuances         320,000        320                        2,880

Net gain (loss)
for the year                                                            (86,980)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2002  48,098,761    $48,098    $         0  $  3,065,177   $(3,386,590)

Stock issued
for cash          688,700        689                        6,198

Compensatory
stock
issuances          50,000         50                          450

Stock issued
for stock
subscription
payable         3,000,000      3,000




Net gain (loss)
for the year                                                            160,925
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2003  51,837,461    $51,837    $         0  $  3,071,825   $(3,225,665)
               ==========    =======    ===========  ============   ===========





                The accompanying notes are an integral part of
                    the financial consolidated statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year          Year
                            Ended         Ended
                           Dec. 31,      Dec. 31,
                             2002          2003
                           -------       -------


Cash Flows From
Operating Activities:

Net income (loss)       $  (86,980)    $   160,925

Adjustments to reconcile
net income (loss) to
net cash provided by
(used for) operating
activities:

Receivables                 18,750
Compensatory
 stock issuances             3,200             500
Compensatory
 option issuances            5,702
Accounts payable            48,583        (181,757)
Stock sub. payable           3,000          10,445
                       -----------     -----------
Net cash
provided by (used
for) operating
activities                  (7,745)         (9,887)
                       -----------     -----------

Cash Flows From
Investing Activities:

Net cash
provided by (used
for) investing
activities
                       -----------     -----------


Cash Flows From
Financing Activities:

Stock issuances            7,615             9,887
                       ---------       -----------
Net cash provided
by (used
for) financing
activities                 7,615             9,887
                       ---------       -----------
Net Increase
(Decrease) In Cash          (130)                -

Cash At The
Beginning
Of The Period                130                 -
                       ---------       -----------
Cash At The End
Of The Period          $       -       $         -
                       =========       ===========

Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

None



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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments. The Company has adopted the provisions of SFAS No. 149 which are effective in general for contracts entered into or modified after June 30, 2003. The adoption did not have a material effect on the results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has adopted the provisions of SFAS No. 150 which are effective in general for financial instruments entered into or modified after May 31, 2003. The adoption did not have a material effect on the results of operations of the Company.


NOTE 2. RELATED PARTY TRANSACTIONS

The Company in 2002 and 2003 granted options valued at $5,702 and issued 3,000,000 shares of common stock valued at $3,000, to a Director and major shareholders for services related to litigation efforts in 2001 and 2002 which resulted in changes to the Company's management and Board.
In 2003 the Company agreed to issued 250,000 common shares valued at $2,500 for business related phone and travel expenses incurred by a major shareholder.

                           CHANCELLOR GROUP, INC.
            Notes to Consolidated Financial Statements - Continued


NOTE 3.	INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At December 31, 2002 the Company had approximately $3,400,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $677,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 2001 to 2002 was approximately $17,000. At December 31, 2003 the Company had approximately $3,200,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $645,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The decrease in the valuation allowance from 2002 to 2003 was approximately $32,000.

                         CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 4. STOCKHOLDERS' EQUITY

Common stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 51,837,461 shares issued and outstanding as of December 31, 2003.

Preferred stock

Preferred Series B Stock - The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock ("Series B"). Each Series B share is convertible at into 166.667 shares of the Company's common stock upon election by the shareholder, with dates and terms set by the Board. 48,000 Series B shares have been issued and converted in prior years.

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company currently has stock options outstanding to various individuals in the following amounts:

2,000,000 options exercisable for one share of common stock at an exercise price of $0.025 per share, currently exercisable, expiring December 12, 2006, and 4,000,000 options exercisable for one share of common stock at an exercise price of $0.02 per share, currently exercisable, expiring
December 12, 2006. The Company accrued $5,702 in compensation expense for its non-employee stock options in 2002.

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for employee stock options, nor was any compensation cost charged against income under employee stock options in 2002 or 2003.
The Company issued no employee stock options and had none outstanding at the end of 2002 or 2003.

                           CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 5. LEGAL PROCEEDINGS

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


NOTE 6. GOING CONCERN UNCERTAINTY

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

                       CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                   Year Ended December 31, 2003

Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2003
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Year
Ended December 31, 2003
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2003
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                    Year Ended December 31, 2003

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

Standardized Measure of Discounted Future
     Net Cash Flows at December 31, 2003

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2003.

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

                            CERTIFICATIONS

I, Robert Gordon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Chancellor Group, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 1, 2004

/s/ Robert Gordon

Robert Gordon
Chief Executive Officer &
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Chancellor Group, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending
December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), Robert Gordon, Chief Executive Officer & Chief Financial Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Robert Gordon

Robert Gordon
Chief Executive Officer
March 1, 2004


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]