Form 10QSB
period 2004-03-31
CHANCELLOR GROUP INC/
filed 2004-04-29
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2004

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

Yes   X      No
    ____       ____


As of March 31, 2004, 51,837,461 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended March 31, 2004


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2004
                             (UNAUDITED)

                               ASSETS


Total Assets                        $           0
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                      $    87,488
Stock subscription payable                 24,590
                                     ____________
    Total current liabilities             112,078
                                     ____________
Total Liabilities                         112,078
                                     ____________

Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 51,837,461
       shares issued
       & outstanding                      51,837
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       -0- issued and outstanding

     Paid in capital                   3,071,825

     Accumulated deficit             ( 3,235,740)
                                    ____________

Total Stockholders' Equity           (   112,078)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $          0
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                           Three Months Ended
                                                March 31,
                                           2003          2004
                                           ____          ____


Sales                                   $       -     $       -

Operating expenses                         13,802        10,075
                                        _________     _________
Income (loss) from
 operations                               (13,802)      (10,075)
                                        _________     _________

Other income (expenses)                         -             -
                                        _________     _________
Income (loss) before provision
 for income taxes                         (13,802)      (10,075)

Provision for income tax                        -             -
                                        _________     _________


Net income (loss)                       $ (13,802)    $ (10,075)
                                        =========     =========

Net income (loss) per share
(Basic and fully diluted)               $(     *)    $(      *)
                                        =========     =========

Weighted average number of
common shares outstanding              49,591,228    51,837,461
                                       ==========    ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                                2003          2004
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $ (13,802)    $ (10,075)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Accounts pay. and accrued expenses                     (1,070)
       Stock subscriptions payable               6,415        11,145
       Compensatory stock issuances                500
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                   (6,887)            -
                                             _________     _________


Cash Flows From Financing Activities:

   Sale of common stock                          6,887
                                             _________     _________

         Net cash provided
         by (used for)
         financing activities                    6,887
                                             _________     _________


Net Increase (Decrease) In Cash                      0             0

Cash At The Beginning Of The Period                  0             0
                                             _________     _________

Cash At The End Of The Period                $       0     $       0
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

Note 2. Related Party Transactions

In March, 2004 the Chancellor Group, Inc. signed an agreement with a company controlled by a major shareholder to pay the company an overriding royalty success fee for oil and gas projects brought to Chancellor Group, Inc. by the company.

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended March 31, 2004

Capitalized Costs Relating to Oil and Gas
Producing Activities at March 31, 2004
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended March 31, 2004
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended March 31, 2004
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended March 31, 2004

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

Standardized Measure of Discounted Future
     Net Cash Flows at March 31, 2004

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended March 31, 2004.

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

Results of Operations

The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first three months of 2004 were limited, resulting in an operating deficit of $10,075 for normal and recurring expenditures.

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on April 26, 2004.

CHANCELLOR GROUP, INC.

By: /s/Robert Gordon
Robert Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 26, 2004.

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

Date: April 26, 2004

/s/Robert Gordon
Robert Gordon
Chief Financial Officer &
Chief Executive Officer

EX-32 CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Exhibit 32

                     CERTIFICATION PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                     (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Chancellor Group, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the Quarter ending March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Robert Gordon, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: April 26, 2004

/s/Robert Gordon
Robert Gordon
Chief Financial Officer &
Chief Executive Officer


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]