Form 10QSB
period 2004-09-30
CHANCELLOR GROUP INC/
filed 2004-11-09
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2004

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

Yes   X      No
    ____       ____

As of September 30, 2004, 54,890,461 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____





TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended September 30, 2004


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 2004
                             (UNAUDITED)

                               ASSETS


Total Assets                          $         -
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable                 $    88,828
     Stock subscription payable             1,500
                                     ____________
       Total current liabilities           90,328
                                     ____________
Total Liabilities                          90,328
                                     ____________


Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 54,890,461
       shares issued
       & outstanding                      54,890
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       none issued and outstanding             -

     Paid in capital                   3,099,302

     Accumulated deficit              (3,244,520)
                                    ____________

Total Stockholders' Equity               (90,328)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $          -
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                2004          2003        2004          2003
                                ____          ____        ____          ____


Sales                        $       -    $       -    $       -    $       -

Operating expenses               6,840        1,500       18,855       16,802
                             _________    _________    _________    _________
Income (loss) from
 operations                     (6,840)      (1,500)     (18,855)     (16,802)

Other revenues and expenses:
  Gain on debt reversal                     149,609                   149,609

                             _________    _________    _________    _________

Income (loss) before provision
 for income taxes               (6,840)     148,109      (18,855)     132,807

Provision for income tax             -            -            -            -
                             _________    _________    _________    _________

Net income (loss)            $  (6,840)   $ 148,109   $  (18,855)  $  132,807
                             =========    =========    =========    =========

Net income (loss) per share
(Basic and fully diluted)    $(     *)    $(     *)    $(     *)    $(     *)
                             =========    =========    =========    =========

Weighted average number of
common shares outstanding   54,890,461   51,837,461   52,855,128   49,842,483
                            ==========   ==========   ==========   ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                Nine Months Ended
                                                   September 30,
                                                2004         2003
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $ (18,855)   $  132,807

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Compensatory stock issuances              5,500           500
       Accounts pay. and accrued expenses          270      (149,609)

                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                  (13,085)      (16,302)
                                             _________     _________


Cash Flows from Financing Activities:

       Stock subscriptions payable              13,085         9,415
       Sales of common stock                                   6,887

                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                   13,085        16,302
                                             _________     _________

Net Increase (Decrease) In Cash                      -             -

Cash At The Beginning Of The Period                  -             -
                                             _________     _________

Cash At The End Of The Period                $       -     $       -
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

Note 2. Related Party Transactions

In August, 2004 the Chancellor Group, Inc. signed an agreement with a company controlled by a major shareholder to pay the company overriding royalty success fees and profit sharing fees for oil and gas projects brought to Chancellor Group, Inc. by the company.

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended September 30, 2004

Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 2004
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended September 30, 2004
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended September 30, 2004
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended September 30, 2004

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

Standardized Measure of Discounted Future
     Net Cash Flows at September 30, 2004

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended September 30, 2004.

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

Results of Operations

The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first nine months of 2004 were limited, resulting in an operating deficit of $18,855 for normal and recurring expenditures.

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on November 8, 2004.

CHANCELLOR GROUP, INC.

By: /s/Robert Gordon
Robert Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on November 8, 2004.

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

Date: November 8, 2004

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


Date: November 8, 2004

/s/Robert Gordon
Robert Gordon
Chief Financial Officer &
Chief Executive Officer


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]