Form 10KSB
period 2004-12-31
CHANCELLOR GROUP INC/
filed 2005-03-11
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 2004

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

Yes  X       No
    ___        ___

As of December 31, 2004, 54,890,461 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was $0.

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

                       Form 10-KSB Annual Report - 2004

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

Item 2.  Properties

    	The Company maintains its offices in Las Vegas, Nevada, Abilene, Texas and in Melbourne, Australia. The Company's oil and gas properties were written off in 2001.

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

None

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAGE on the National Quotation Bureau's "Pink Sheets" service.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 2003        0.00      0.00
Common  June  30, 2003        0.00      0.00
Common  Sept. 30, 2003        0.00      0.00
Common  Dec.  31, 2003        0.00      0.00
Common  Mar.  31, 2004        0.02      0.01
Common  June  30, 2004        0.00      0.00
Common  Sept. 30, 2004        0.00      0.00
Common  Dec.  31, 2004        0.00      0.00


$0.00 denotes less than $0.01 per share


    	(b)    Common Stock:   On December 31, 2004 there were 54,890,461
shares of common stock issued and outstanding, which were held by more than 400 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 2004 had -0-preferred shares issued and outstanding.

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

But the Company, during 2002, following the appointment of a new Board by the Court, has applied itself to continuing to clean up the Company and to look for new business opportunities. Whereas no new cash-flow activities have yet been found, money provided by several investor-shareholders has enabled the clean-up to go ahead and the Company's audits to be brought up to date.

Liquidity & Capital Resources
-----------------------------

As of December 31, 2004 the Company had a working capital deficit of $91,848.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                              Served as a
Name               Age          Position                      Director since


Robert Gordon       61      Chief Executive Officer, Chief
                            Financial Officer, Director         May 1, 2002


John C.Y. Lee       32      Director                            May 1, 2002


Dudley Muth         64      Director                          April 5, 2002


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


                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

Directors - several     2002           $	     -  -               $ 5,147

None                    2003           $       -  -                     -

Directors - several     2004           $	     -  -               $ 4,500

The above table sets forth the rate and amount of compensation due to the named recipients during the fiscal 2002, 2003 and 2004 periods, and which amount may materially differ from the actual amount paid, and which paid amount may additionally be compensation accumulated but unpaid during prior reporting periods.

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

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS


Dudley Muth,     Director         Common          1,320,000           2.41%

Robert Gordon    Director         Common          1,490,500           2.72%

John C.Y. Lee    Director         Common            150,000           0.27%

Koala Pictures Proprietary Ltd.   Common         22,021,800          42.48%
Axis Network (affiliate of Koala) Common              8,300              -


Directors & Officers as a Group   Common          2,960,500           5.39%


Item 12.  Certain Relationships and Related Transactions

Charles M. Childers is the ultimate controlling party in each of the following entities: Pilares Oil & Gas, Inc., Medallion Holdings Limited,
Forum Energy Limited, Lichfield Petroleum Limited, and Southwin Financial Inc. Childers' controlling stock position at December 31, 2004 is estimated to be from 14,000,000 - 16,000,000 common shares.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- None

                                SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2005.

						CHANCELLOR GROUP, INC.


						By: /s/Robert Gordon
						    Robert Gordon
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 11, 2005.

Director:
/s/Robert Gordon
Robert Gordon

Director:
/s/John C.Y. Lee
John C.Y. Lee

Director:
/s/Dudley Muth
Dudley Muth

                           CHANCELLOR GROUP, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003 and 2004

                          CHANCELLOR GROUP, INC.
                    Consolidated Financial Statements

                            TABLE OF CONTENTS


                                                                       Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
     ACCOUNTING FIRM                                                   F-1


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


       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Chancellor Group, Inc.
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheet of Chancellor Group, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor
Group, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations, a court ordered management change, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
March 9, 2005				                 RONALD R. CHADWICK, P.C.

                         CHANCELLOR GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2004

ASSETS

Total Assets                     $      0
                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable               $ 88,828
  Stock subscription payable        3,020
                                 --------
Total current
liabilities                        91,848

                                 --------
Total Liabilities                  91,848
                                 --------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
54,890,461 issued and
outstanding                        54,890

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
48,000 issued and converted;
none outstanding                        -

Paid in capital                 3,099,302

Accumulated deficit            (3,246,040)
                              -----------

Stockholders'
 Equity                           (91,848)
                              -----------

Total Liabilities
and Stockholders'
Equity                        $         0
                              ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Year           Year
                                 Ended          Ended
                                Dec. 31,       Dec. 31,
                                  2004           2003
                                --------       --------

Sales                         $              $

Operating expenses                 20,375         21,786
                              -----------    -----------

Income (loss)
 from operations                  (20,375)       (21,786)

Other income
(expense)

 Gain on debt reversal                           182,711
                              -----------    -----------

Income (loss) from
 continuing operations            (20,375)       160,925

                              -----------    -----------
Income (loss) before
provision for income
taxes                             (20,375)       160,925

Provision for
 income tax
                              -----------    -----------

Net income (loss)             $   (20,375)   $   160,925
                              ===========    ===========

Net income (loss) per share
(Basic and fully diluted)     $       (*)    $       (*)
                              ===========    ===========
Weighted average number of
common shares outstanding      53,363,961     50,341,228
                               ==========     ==========

* Less than $.01 per share


             The accompanying notes are an integral part of
                  the consolidated financial statements.

                               CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )


Balances at
Dec. 31, 2002  48,098,761    $48,098    $         0  $  3,065,177   $(3,386,590)

Stock issued
for cash          688,700        689                        6,198

Compensatory
stock
issuances          50,000         50                          450

Stock issued
for stock
subscription
payable         3,000,000      3,000

Net gain (loss)
for the year                                                            160,925
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2003  51,837,461    $51,837    $         0  $  3,071,825   $(3,225,665)

Compensatory
stock
issuances         550,000        550                        4,950

Stock issued
for stock
subscription
payable         2,503,000      2,503                       22,527

Net gain (loss)
for the year                                                            (20,375)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2004  54,890,461    $54,890    $         0  $  3,099,302   $(3,246,040)
               ==========    =======    ===========  ============   ===========





                The accompanying notes are an integral part of
                    the financial consolidated statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year          Year
                            Ended         Ended
                           Dec. 31,      Dec. 31,
                             2004          2003
                           -------       -------


Cash Flows From
Operating Activities:

Net income (loss)       $  (20,375)    $   160,925

Adjustments to reconcile
net income (loss) to
net cash provided by
(used for) operating
activities:

Compensatory
 stock issuances            30,530             500
Accounts payable               270        (181,757)
Stock sub. payable         (10,425)         10,445
                       -----------     -----------
Net cash
provided by (used
for) operating
activities                       -          (9,887)
                       -----------     -----------

Cash Flows From
Investing Activities:

Net cash
provided by (used
for) investing
activities
                       -----------     -----------


Cash Flows From
Financing Activities:

Stock issuances                              9,887
                       ---------       -----------
Net cash provided
by (used
for) financing
activities                                   9,887
                       ---------       -----------
Net Increase
(Decrease) In Cash             -                 -

Cash At The
Beginning
Of The Period                  -                 -
                       ---------       -----------
Cash At The End
Of The Period          $       -       $         -
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


NOTE 2. RELATED PARTY TRANSACTIONS

The Company in 2003 issued 3,000,000 shares of common stock valued at $3,000, to a Director and major shareholders for services related to litigation efforts in 2001 and 2002 which resulted in changes to the Company's management and Board. In 2003 the Company agreed to issued 250,000 common shares valued at $2,500 for business related phone and travel expenses incurred by a major shareholder.

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

At December 31, 2003 the Company had approximately $3,200,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $645,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The decrease in the valuation allowance from 2002 to 2003 was approximately $32,000.
At December 31, 2004 the Company had approximately $3,200,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $650,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 2003 to 2004 was approximately $4,000.

                         CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 4. STOCKHOLDERS' EQUITY

Common stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 54,890,461 shares issued and outstanding as of December 31, 2004.

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

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the years ended
December 31, 2003 and 2004, no options were issued, exercised or cancelled.

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

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for employee stock options, nor was any compensation cost charged against income under employee stock options in 2003 or 2004.
The Company issued no employee stock options and had none outstanding at the end of 2003 or 2004.

                           CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 5. GOING CONCERN UNCERTAINTY

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

                       CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                   Year Ended December 31, 2004

Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2004
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Year
Ended December 31, 2004
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2004
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                    Year Ended December 31, 2004

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

Standardized Measure of Discounted Future
     Net Cash Flows at December 31, 2004

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2004.

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

Date: March 11, 2005

/s/ Robert Gordon

Robert Gordon
Chief Executive Officer &
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Chancellor Group, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending
December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Robert Gordon, Chief Executive Officer & Chief Financial Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Robert Gordon

Robert Gordon
Chief Executive Officer
March 11, 2005


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]