Form 10KSB
period 2005-12-31
CHANCELLOR GROUP INC/
filed 2006-03-22
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 2005

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

Yes  X       No
    ___        ___

As of December 31, 2005, 55,844,261 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was $0.

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

                       Form 10-KSB Annual Report - 2005

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

None

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAGE on the National Quotation Bureau's "Pink Sheets" service.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 2004        0.00      0.00
Common  June  30, 2004        0.00      0.00
Common  Sept. 30, 2004        0.00      0.00
Common  Dec.  31, 2004        0.00      0.00
Common  Mar.  31, 2005        0.02      0.01
Common  June  30, 2005        0.00      0.00
Common  Sept. 30, 2005        0.00      0.00
Common  Dec.  31, 2005        0.00      0.00


$0.00 denotes less than $0.01 per share


    	(b)    Common Stock:   On December 31, 2005 there were 55,844,261
shares of common stock issued and outstanding, which were held by more than 400 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 2005 had -0-preferred shares issued and outstanding.

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

As of December 31, 2005 the Company had a working capital deficit of $93,505.

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

A.L. Reid           65      Director                            May 6, 2005


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

Mr. Peter A.L. Reid has extensive investment banking experience in the United States,Europe and Southeast Asia working initially with the Schroder Wagg Group, now part of Citigroup.He also worked with Indosuez and Societe Generale in both France and Australia, the Scandinavian Banks in Sweden and Norway, William Glyn's Bank in London and its associates in Europe
(the Inter-Alpha Banks). In addition, Mr. Reid worked with the Toronto Dominion Bank in Australia. Mr. Reid's experience, both in the role of executive and director, has involved large corporate mergers and acquisitions, equity and debt financing, and the development of new financial instruments used in trade finance and corporate borrowing.
Mr. Reid holds certificates from City University London and from Harvard University Agribusiness School.

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


                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

None                    2003           $        -  -                 -

Directors - several     2004           $	-  -              $ 4,500

None                    2005           $        -  -                 -


The above table sets forth the rate and amount of compensation due to the named recipients during the fiscal 2003, 2004 and 2005 periods, and which amount may materially differ from the actual amount paid, and which paid amount may additionally be compensation accumulated but unpaid during prior reporting periods.

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

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS


Dudley Muth,     Director         Common          1,320,000           2.36%

Robert Gordon    Director         Common          2,150,300           3.85%

Peter A.L. Reid  Director         Common             50,000           0.09%

Koala Pictures Proprietary Ltd.   Common         22,021,800          39.45%
Axis Network (affiliate of Koala) Common              8,300              -


Directors & Officers as a Group   Common          3,520,300            6.3%


Item 12.  Certain Relationships and Related Transactions

Charles M. Childers is the ultimate controlling party in each of the following entities: Pilares Oil & Gas, Inc., Medallion Holdings Limited,
Forum Energy Limited, Lichfield Petroleum Limited, and Southwin Financial Inc. Childers' controlling stock position at December 31, 2005 is estimated to be from 14,000,000 - 16,000,000 common shares.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- None

                                SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

						CHANCELLOR GROUP, INC.


						By: /s/Robert Gordon
						    Robert Gordon
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 14, 2006.

Director:
/s/Robert Gordon
Robert Gordon

Director:
/s/Dudley Muth
Dudley Muth

Director:
/s/Peter A.L. Reid
Peter A.L. Reid

                           CHANCELLOR GROUP, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004 and 2005

                          CHANCELLOR GROUP, INC.
                    Consolidated Financial Statements

                            TABLE OF CONTENTS


                                                                       Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
     ACCOUNTING FIRM                                                   F-1
                                                                       F-2

FINANCIAL STATEMENTS

     Consolidated balance sheet                                        F-3
     Consolidated statements of operations                             F-4
     Consolidated statements of stockholders' equity                   F-5
     Consolidated statements of cash flows                             F-6
     Notes to consolidated financial statements                        F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Chancellor Group, Inc.
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheet of Chancellor Group, Inc. as of December 31, 2004 (not separately presented), and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor
Group, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Larry O'Donnell, CPA, P.C.                         2228 South Fraser Street
Telephone (303)745-4545                                              Unit 1
                                                     Aurora, Colorado 80014

Report of Independent Registered Public Accounting Firm

Board of Directors
Chancellor Group, Inc.
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheet of Chancellor Group, Inc., as of December 31, 2005, and the related consolidated statements of loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that
I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Group, Inc. as of December 31, 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations, a court ordered management change, and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financialstatements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, P.C.
Aurora, Colorado
March 2, 2005
                                  F-2

                         CHANCELLOR GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2005

ASSETS

Total Assets                     $      0
                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable               $ 88,828
  Stock subscription payable        4,677
                                 --------
Total current
liabilities                        93,505

                                 --------
Total Liabilities                  93,505
                                 --------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
54,890,461 issued and
outstanding                        54,890

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
48,000 issued and converted;
none outstanding                        -

Paid in capital                 3,107,886

Accumulated deficit            (3,257,235)
                              -----------

Stockholders'
 Equity                           (93,505)
                              -----------

Total Liabilities
and Stockholders'
Equity                        $         0
                              ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Year           Year
                                 Ended          Ended
                                Dec. 31,       Dec. 31,
                                  2005           2004
                                --------       --------

Sales                         $              $

Operating expenses                 11,195         20,375
                              -----------    -----------

Income (loss)
 from operations                  (11,195)       (20,375)

Other income
(expense)

 Gain on debt reversal
                              -----------    -----------

Income (loss) from
 continuing operations            (11,195)       (20,375)

                              -----------    -----------
Income (loss) before
provision for income
taxes                             (11,195)       (20,375)

Provision for
 income tax
                              -----------    -----------

Net income (loss)             $   (11,195)    $  (20,375)
                              ===========    ===========

Net income (loss) per share
(Basic and fully diluted)     $       (*)    $       (*)
                              ===========    ===========
Weighted average number of
common shares outstanding      55,446,844     53,363,961
                               ==========     ==========

* Less than $.01 per share


             The accompanying notes are an integral part of
                  the consolidated financial statements.

                               CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )


Balances at
Dec. 31, 2003  51,837,461    $51,837    $         0  $  3,071,825   $(3,225,665)

Compensatory
stock
issuances         550,000        550                        4,950

Stock issued
for stock
subscription
payable         2,503,000      2,503                       22,527

Net gain (loss)
for the year                                                            (20,375)
               ----------    -------    -----------  ------------   -----------
Balances at
Dec. 31, 2004  54,890,461    $54,890    $         0  $  3,099,302   $(3,246,040)

Stock issued
For cash	196,500          197                        1,768

Compensatory
stock
issuances         97,500          97                          878

Stock issued
for stock
subscription
payable           659,800        660                        5,938

Net gain (loss)
for the year                                                            (11,195)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2005  55,844,261    $55,844    $         0  $  3,107,886   $(3,257,235)
               ==========    =======    ===========  ============   ===========






                The accompanying notes are an integral part of
                    the financial consolidated statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year          Year
                            Ended         Ended
                           Dec. 31,      Dec. 31,
                             2005          2004
                           -------       -------


Cash Flows From
Operating Activities:

Net income (loss)       $  (11,195)    $   (20,375)

Adjustments to reconcile
net income (loss) to
net cash provided by
(used for) operating
activities:

Compensatory
 stock issuances             7,573          30,530
Accounts payable                 0             270
Stock sub. payable           1,657         (10,425)
                       -----------     -----------
Net cash
provided by (used
for) operating
activities                 (1,965)              -
                       -----------     -----------

Cash Flows From
Investing Activities:

Net cash
provided by (used
for) investing
activities
                       -----------     -----------


Cash Flows From
Financing Activities:

Stock issuances             1,965
                        ---------       -----------
Net cash provided
by (used
for) financing
activities
                        ---------       -----------
Net Increase
(Decrease) In Cash              -                 -

Cash At The
Beginning
Of The Period                   -                 -
                        ---------       -----------
Cash At The End
Of The Period           $       -       $         -
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

In October, 2005 a related party advanced the Company $1,550 for accounting expenses, which resulted in a 155,000 stock subscription payable.

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

At December 31, 2005 the Company had approximately $3,300,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $650,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 2004 to 2005 was approximately $2,000.

                         CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 4. STOCKHOLDERS' EQUITY

Common stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 55,844,261 shares issued and outstanding as of December 31, 2005.

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

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the years ended
December 31, 2004 and 2005, no options were issued, exercised or cancelled.

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

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for employee stock options, nor was any compensation cost charged against income under employee stock options in 2004 or 2005.
The Company issued no employee stock options and had none outstanding at the end of 2004 or 2005.

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

                       CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                   Year Ended December 31, 2005

Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2005
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Year
Ended December 31, 2005
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2005
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                    Year Ended December 31, 2005

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2005.

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

Date: March 14, 2006

/s/ Robert Gordon

Robert Gordon
Chief Executive Officer &
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Chancellor Group, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending
December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Robert Gordon, Chief Executive Officer & Chief Financial Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Robert Gordon

Robert Gordon
Chief Executive Officer
March 14, 2006


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]