Form 10QSB
period 2006-03-31
CHANCELLOR GROUP INC/
filed 2006-05-11
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2006

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

Yes   X      No
    ____       ____


As of March 31, 2006, 57,155,030 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____

TABLE OF CONTENTS
Form 10-QSB
1st Quarter Ended March 31, 2006


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2006
                             (UNAUDITED)

                               ASSETS


Total Assets                        $           0
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                      $    94,828
Stock subscription payable                  1,602
                                     ____________
    Total current liabilities              96,430
                                     ____________
Total Liabilities                          96,430
                                     ____________

Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 57,155,030
       shares issued
       & outstanding                      57,155
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       -0- issued and outstanding

     Paid in capital                   3,119,683

     Accumulated deficit             ( 3,273,268)
                                    ____________

Total Stockholders' Equity           (    96,430)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $          0
                                    ============

See Notes to Consolidated Financial Statements

                         CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                           Three Months Ended
                                                March 31,
                                           2006          2005
                                           ____          ____


Sales                                   $       -     $       -

Operating expenses                         16,033        5,050
                                        _________     _________
Income (loss) from
 operations                              ( 16,033)      (5,050)
                                        _________     _________

Other income (expenses)                         -             -
                                        _________     _________
Income (loss) before provision
 for income taxes                        ( 16,033)      (5,050)

Provision for income tax                        -             -
                                        _________     _________


Net income (loss)                       $( 16,033)    $ (5,050)
                                        =========     =========

Net income (loss) per share
(Basic and fully diluted)               $(     *)    $(      *)
                                        =========     =========

Weighted average number of
common shares outstanding              56,281,184    54,890,461
                                       ==========    ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                                2006          2005
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                        $ ( 16,033)    $ ( 5,050)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Accounts pay. and accrued expenses        6,000
       Stock subscriptions payable                            5,050
       Compensatory stock issuances              4,558
       Other                                      ( 25)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                  ( 5,500)           -
                                             _________     _________


Cash Flows From Financing Activities:

     Sales of common stock			 5,500
                                             _________     _________

         Net cash provided
         by (used for)
         financing activities                    5,500
                                             _________     _________


Net Increase (Decrease) In Cash                      0             0

Cash At The Beginning Of The Period                  0             0
                                             _________     _________

Cash At The End Of The Period                $       0     $       0
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


In March, 2006 the Company issued 305,000 shares common stock to related parties in fullfill of stock subscription payables, and 255,769 shares of common stock to related parties for services.

                      CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended March 31, 2006

Capitalized Costs Relating to Oil and Gas
Producing Activities at March 31, 2006
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended March 31, 2006
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended March 31, 2006
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                      Period Ended March 31, 2006

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

Standardized Measure of Discounted Future
     Net Cash Flows at March 31, 2006

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended March 31, 2006.

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

Results of Operations

The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first three months of 2006 were limited, resulting in an operating deficit of $16,033 for normal and recurring expenditures.

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 8, 2006.

CHANCELLOR GROUP, INC.

By: /s/Robert Gordon
Robert Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 8, 2005.

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

Date: May 8, 2006

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


Date: May 8, 2006

/s/Robert Gordon
Robert Gordon
Chief Financial Officer &
Chief Executive Officer


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]