Form 10QSB
period 2006-09-30
CHANCELLOR GROUP INC/
filed 2006-11-13
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 12(g) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2006

OR

[  ]  TRANSITION REPORT UNDER SECTION 12(g)
                  OF THE EXCHANGE ACT

For the transition period from __________ to __________

             Commission File No. 33-55254-32

                  CHANCELLOR GROUP, INC.
 __________________________________________________________
  (Exact name of small business issuer as specified in its
                         charter)

Nevada                                   87-0438647
________                                 ____________
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)           Identification  No.)

2840 Highway 95 ALT, S Suite 7, Silver Springs, Nevada  89104
_____________________________________________________________
 (Address of principal executive offices, including zip code)


Issuer's Telephone Number:  (702) 938-0261


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

Yes   X      No
    ____       ____


As of September 30, 2006, 59,705,030 shares of common stock were outstanding.


Transitional Small Business Disclosure Format:

Yes    X   No
     ____    ____





TABLE OF CONTENTS
Form 10-QSB
3rd Quarter Ended September 30, 2006


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

              PART I.   FINANCIAL INFORMATION

ITEM 1.                CHANCELLOR GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2006
                             (UNAUDITED)

                               ASSETS

Current assets

Cash                                $      21,388
                                     ____________
    Total current assets                   21,388

Total Assets                        $      21,388
                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                    $      94,828
Accounts payable related party             15,000
Stock subscription payable                  1,602
                                     ____________
    Total current liabilities             111,430
                                     ____________
Total Liabilities                         111,430
                                     ____________

Stockholders' equity

     Common stock: $.001 par
       value, 250,000,000 shares
       authorized, 59,705,030
       shares issued
       & outstanding                      59,705
     Preferred Series B stock:
       $1,000 par value,
       250,000 shares authorized,
       -0- issued and outstanding

     Paid in capital                   3,142,633

     Accumulated deficit             ( 3,292,380)
                                    ____________

Total Stockholders' Equity           (    90,042)
                                    ____________
Total Liabilities And
 Stockholders' Equity               $     21,388
                                    ============

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS
                            (UNAUDITED)


                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                2005          2006        2005          2006
                                ____          ____        ____          ____


Sales                        $       -    $       -    $       -    $       -

Operating expenses               1,525       17,612        9,645       35,145
                             _________    _________    _________    _________
Income (loss) from
 operations                     (1,525)     (17,612)      (9,645)     (35,145)

Other revenues and expenses

                             _________    _________    _________    _________

Income (loss) before provision
 for income taxes               (1,525)     (17,612)       (9,645)    (35,145)

Provision for income tax             -            -            -            -
                             _________    _________    _________    _________

Net income (loss)            $  (1,525)   $ (17,612)   $  (9,645)   $ (35,145)
                             =========    =========    =========    =========

Net income (loss) per share
(Basic and fully diluted)    $(     *)    $(     *)    $(     *)    $(     *)
                             =========    =========    =========    =========

Weighted average number of
common shares outstanding   55,844,261   59,105,030   54,996,439   57,513,748
                            ==========   ==========   ==========   ==========
*less than $.01 per share

See Notes to Consolidated Financial Statements

                       CHANCELLOR GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                 Nine Months Ended
                                                   September 30,
                                                2005          2006
                                                ____          ____

Cash Flows From Operating Activities:

   Net income (loss)                         $  (9,645)   $  (35,145)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

       Compensatory stock issuances                975         5,058
       Accounts pay. and accrued expenses                      6,000
       Accounts pay. related party                            15,000
       Stock subscriptions payable                             3,050
       Other                                                     (25)
                                             _________     _________
         Net cash provided
         by (used for)
         operating activities                   (8,670)       (6,062)
                                             _________     _________


Cash Flows from Financing Activities:

       Stock subscriptions payable               6,705        (3,050)
       Sales of common stock                     1,965        30,500

                                             _________     _________
         Net cash provided
         by (used for)
         financing activities                    8,670        27,450

                                             _________     _________

Net Increase (Decrease) In Cash                      -        21,388

Cash At The Beginning Of The Period                  -             -
                                             _________     _________

Cash At The End Of The Period                $       -     $  21,388
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

In July, 2006 the Company accrued $15,000 in related party accounts payable for consulting expenses.

In August, 2006 the Company issued 50,000 shares common stock to a related party for services valued at $500.

                       CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                    Period Ended September 30, 2006

Capitalized Costs Relating to Oil and Gas
Producing Activities at September 30, 2006
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period
Ended September 30, 2006
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended September 30, 2006
-------------------------------------------------

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

                       CHANCELLOR GROUP, INC.
          Supplemental Information (Unaudited) - Continued
                  Period Ended September 30, 2006

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

Standardized Measure of Discounted Future
     Net Cash Flows at September 30, 2006

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the three months ended September 30, 2006.

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

In July, 2006 Director Peter A.L. Reid resigned to due to other business commitments, and was replaced as a Director by John C.Y. Lee, 34, a former board member of the Company. Malaysian-born Mr. John C.Y. Lee, is a former foreign exchange dealer and stockbroker. He has facilitated investments, mergers and acquisitions in various Australian private and public companies on behalf of Asian investors. He is a co-director of Imperial Pacific Proprietary Limited.

Results of Operations

The Company's new Board of Directors is currently seeking viable opportunities in the oil and gas business, primarily in the areas of acquisition and development of producing properties. The Company's activities in the first nine months of 2006 were limited, resulting in an operating deficit of $35,145 for normal and recurring expenditures.

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

                         SIGNATURES

Pursuant to the requirements of Section 12(g) the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on November 9, 2006

CHANCELLOR GROUP, INC.

By: /s/Robert Gordon
Robert Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on November 9, 2006.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities,particularly during the period in which this report is being prepared;

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

Date: November 9, 2006

/s/Robert Gordon
Robert Gordon
Chief Financial Officer &
Chief Executive Officer

EX-32 CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Exhibit 32

                     CERTIFICATION PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                     (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Chancellor Group, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the Quarter ending September 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), Robert Gordon, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 9, 2006

/s/Robert Gordon
Robert Gordon
Chief Financial Officer &
Chief Executive Officer


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]