Form 10KSB
period 2006-12-31
CHANCELLOR GROUP INC/
filed 2007-03-30
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 2006

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission File No. 33-55254-32

                            CHANCELLOR GROUP, INC.
      _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

            Nevada                                    87-0438647
_______________________________                   __________________
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                    Identification No.)

    2840 Highway 95 ALT, S Suite 7, Silver Springs, Nevada  89104
    _____________________________________________________________
     (Address of principal executive offices, including zip code)

Issuer's Telephone Number:  (325) 673-9599

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

Yes  X       No
    ___        ___

As of December 31, 2006, 60,755,030 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was $0.

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

                       Form 10-KSB Annual Report - 2006

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

None

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAGE on the National Quotation Bureau's "Pink Sheets" service.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 2005        0.02      0.01
Common  June  30, 2005        0.00      0.00
Common  Sept. 30, 2005        0.00      0.00
Common  Dec.  31, 2005        0.00      0.00
Common  Mar.  31, 2006        0.00      0.00
Common  June  30, 2006        0.00      0.00
Common  Sept. 30, 2006        0.00      0.00
Common  Dec.  31, 2006        0.00      0.00


$0.00 denotes less than $0.01 per share


    	(b)    Common Stock:   On December 31, 2006 there were 60,755,030
shares of common stock issued and outstanding, which were held by more than 400 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 2006 had -0-preferred shares issued and outstanding.

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

As of December 31, 2006 the Company had a working capital deficit of $110,600.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                              Served as a
Name               Age          Position                      Director since


Robert Gordon       63      Chief Executive Officer, Chief
                            Financial Officer, Director         May 1, 2002

Dudley Muth         66      Director                          April 5, 2002

John C.Y. Lee       34      Director                           July 1, 2006


All Directors of the Company hold office until successors are elected according to the Company's by-laws.

Officers of the Company are elected by the Board of Directors according to the Company's by-laws and hold office until their death, resignation, or removal from office.

Mr. Robert Gordon, Chief Executive Officer and Chief Financial
Officer, is a former senior editor with Mr. Rupert Murdoch's News
Corporation. He owns his own investor relations firm in Melbourne, Australia, specializing in the oil and gas industry.

Mr. Dudley Muth is a Los Angeles attorney and a broker-dealer compliance officer.

Malaysian-born Mr. John C.Y. Lee, is a former foreign exchange dealer and stockbroker. He has facilitated investments, mergers and acquisitions in various Australian private and public companies on behalf of Asian investors. He is a co-director of Imperial Pacific Proprietary Limited.



Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company. During the reporting period of this report, the Company paid no cash compensation to officers and directors. The figures set out below include compensation paid in the form of common stock.


                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

Directors - several     2004           $	-     -              $ 4,500

None                    2005           $  -     -              $     -

Directors - several     2006           $  -     -              $ 2,558


The above table sets forth the rate and amount of compensation due to the named recipients during the fiscal 2004, 2005 and 2006 periods, and which amount may materially differ from the actual amount paid, and which paid amount may additionally be compensation accumulated but unpaid during prior reporting periods.

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

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS


Dudley Muth,     Director         Common          1,110,000           1.83%

Robert Gordon    Director         Common          4,584,800           7.55%

John C.Y. Lee    Director         Common            250,000           0.41%

Koala Pictures Proprietary Ltd.   Common         22,021,800          36.25%
Axis Network (affiliate of Koala) Common              8,453              -


Directors & Officers as a Group   Common          5,944,800           9.78%


Item 12.  Certain Relationships and Related Transactions

The Estate of Charles M. Childers is believed to be the ultimate controlling party in each of the following entities: Pilares Oil & Gas, Inc., Medallion Holdings Limited, Forum Energy Limited, Lichfield Petroleum Limited, and Southwin Financial Inc. Childers' controlling stock position at December 31, 2006 is estimated to be from 14,000,000 - 16,000,000 common shares.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- None

                                SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2007.

						CHANCELLOR GROUP, INC.


						By: /s/Robert Gordon
						    Robert Gordon
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 27, 2007.

Director:
/s/Robert Gordon
Robert Gordon

Director:
/s/Dudley Muth
Dudley Muth

Director:
/s/John C.Y. Lee
John C.Y. Lee

                           CHANCELLOR GROUP, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005 and 2006

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

Larry O'Donnell, CPA, P.C.                         2228 South Fraser Street
Telephone (303)745-4545                                              Unit 1
                                                     Aurora, Colorado 80014

Report of Independent Registered Public Accounting Firm

Board of Directors
Chancellor Group, Inc.
Abilene, Texas

I have audited the accompanying consolidated balance sheet of Chancellor Group, Inc., as of December 31, 2006, and the related consolidated statements of loss, changes in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Group, Inc. as of December 31, 2006, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Larry O'Donnell, CPA, P.C.
Aurora, Colorado
March 26, 2007
                                  F-1

                         CHANCELLOR GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2006

ASSETS

Cash                             $    830
                                 --------
Total Assets                     $    830
                                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable               $109,828
  Stock subscription payable        1,602
                                 --------
Total current
liabilities                       111,430

                                 --------
Total Liabilities                 111,430
                                 --------

Stockholders' equity

Common stock: $.001 par value,
250,000,000 shares authorized,
60,755,030 issued and
outstanding                        60,755

Preferred Series B stock:
$1,000 par value;
250,000 shares authorized;
48,000 issued and converted;
none outstanding                        -

Paid in capital                 3,152,083

Accumulated deficit            (3,323,438)
                              -----------

Stockholders'
 Equity                          (110,600)
                              -----------

Total Liabilities
and Stockholders'
Equity                        $       830
                              ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Year           Year
                                 Ended          Ended
                                Dec. 31,       Dec. 31,
                                  2005           2006
                                --------       --------

Sales                         $              $

Operating expenses                 11,195         66,203
                              -----------    -----------

Income (loss)
 from operations                  (11,195)       (66,203)

Other income
(expense)

 Gain on debt reversal
                              -----------    -----------

Income (loss) from
 continuing operations            (11,195)       (66,203)

                              -----------    -----------
Income (loss) before
provision for income
taxes                             (11,195)       (66,203)

Provision for
 income tax
                              -----------    -----------

Net income (loss)             $   (11,195)    $  (66,203)
                              ===========    ===========

Net income (loss) per share
(Basic and fully diluted)     $       (*)    $       (*)
                              ===========    ===========
Weighted average number of
common shares outstanding      55,446,844     58,324,069
                               ==========     ==========

* Less than $.01 per share


             The accompanying notes are an integral part of
                  the consolidated financial statements.

                               CHANCELLOR GROUP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     COMMON  STOCK       Preferred
                    Par value $.001      Series B    Paid in     (Accumulated
                   Shares     Amount     Amount      Capital     Deficit    )


Balances at
Dec. 31, 2004  54,890,461    $54,890    $         0  $  3,099,302   $(3,246,040)

Stock issued
For cash          196,500        197                        1,768

Compensatory
stock
issuances          97,500         97                          878

Stock issued
for stock
subscription
payable           659,800        660                        5,938

Net gain (loss)
for the year                                                            (11,195)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2005  55,844,261    $55,844    $         0  $  3,107,886   $(3,257,235)

Stock issued
For cash        3,050,000      3,050                       27,450

Compensatory
stock
issuances       1,555,769      1,556                       14,002

Stock issued
for stock
subscription
payable           305,000        305                        2,745

Net gain (loss)
for the year                                                            (66,203)
               ----------    -------    -----------  ------------   -----------

Balances at
Dec. 31, 2006  60,755,030    $60,755    $         0  $  3,152,083   $(3,323,438)
               ==========    =======    ===========  ============   ===========






                The accompanying notes are an integral part of
                    the financial consolidated statements.

                             CHANCELLOR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year          Year
                            Ended         Ended
                           Dec. 31,      Dec. 31,
                             2005          2006
                           -------       -------


Cash Flows From
Operating Activities:

Net income (loss)       $  (11,195)    $   (66,203)

Adjustments to reconcile
net income (loss) to
net cash provided by
(used for) operating
activities:

Compensatory
 stock issuances             7,573          15,558
Accounts payable                 0          21,000
Stock sub. payable           1,657             (25)
                       -----------     -----------
Net cash
provided by (used
for) operating
activities                 (1,965)         (29,670)
                       -----------     -----------

Cash Flows From
Investing Activities:

Net cash
provided by (used
for) investing
activities
                       -----------     -----------


Cash Flows From
Financing Activities:

Stock issuances             1,965            30,500
                        ---------       -----------
Net cash provided
by (used
for) financing
activities                                   30,500
                        ---------       -----------
Net Increase
(Decrease) In Cash              -               830

Cash At The
Beginning
Of The Period                   -                 -
                        ---------       -----------
Cash At The End
Of The Period           $       -       $       830
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

Recent Accounting Pronouncements

In March 2005, the FASB issued SFAS No. 123 (revised 2004),
"Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005.
The adoption did not have a material effect on the results of operations of the Company.

In August 2005, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial Accounting
Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring in general retrospective application to prior periods' financial statements of changes in accounting principle.
The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.


In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS")
No. 155, "Accounting for Certain Hybrid Financial Instruments."
SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155 which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement
No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.
The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In December 2006, the FASB issued SFAS No. 157
"Fair Value Measurements", to improve consistency and comparability in fair value measurements, and to expand related disclosures.
The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.


NOTE 2. RELATED PARTY TRANSACTIONS

In June, 2005 the Company issued 50,000 common shares to a related party for services valued at $500.

In October, 2005 a related party advanced the Company $1,550 for accounting expenses, which resulted in a 155,000 stock subscription payable.

In 2006 the Company issued 255,769 common shares to a related parties for services valued at $2,558.

In 2006 a related party advanced the Company $21,000 for working capital, which resulted in a $21,000 account payable.

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

At December 31, 2006 the Company had approximately $3,315,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $660,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 2005 to 2006 was approximately $12,000.

                         CHANCELLOR GROUP, INC.
         Notes to Consolidated Financial Statements - Continued


NOTE 4. STOCKHOLDERS' EQUITY

Common stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 60,755,030 shares issued and outstanding as of December 31, 2006.

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

Stock options

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the years ended
December 31, 2005 and 2006, no options were issued, exercised or cancelled.

The Company currently has stock options outstanding to various individuals in the following amounts:

2,000,000 options exercisable for one share of common stock at an exercise price of $0.025 per share, currently exercisable, expiring December 31, 2009, and 4,000,000 options exercisable for one share of common stock at an exercise price of $0.02 per share, currently exercisable, expiring
December 31, 2009.

Employee stock options

The Company accounts for non-employee stock options under SFAS 123 (as Amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2005 or 2006.

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

NOTE 6. SUBSEQUENT EVENTS

Subsequent to the end of the fourth quarter of 2006, the Company signed an agreement in principle to purchase an oil and gas property in Texas for $5.5 million, which agreement is not yet effective, since it is subject to several conditions precedent, not all of which have been satisfied, including bank financing, and no assurance can be given at this time that the Company will reach a definitive agreement with the conditions precedent satisfied so as to be able to consummate the transaction.

                       CHANCELLOR GROUP, INC.
                Supplemental Information (Unaudited)

                   Year Ended December 31, 2006

Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2006
------------------------------------------

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
                                         ===========


Costs Incurred in Oil and Gas Producing
Activities for the Year
Ended December 31, 2006
---------------------------------------

Property acquisition costs
     Proved                              $         -
     Unproved                                      -
Exploration costs                                  -
Development costs                                  -


Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2006
-------------------------------------------------

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

                        CHANCELLOR GROUP, INC.
           Supplemental Information (Unaudited) - Continued
                    Year Ended December 31, 2006

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

Standardized Measure of Discounted Future
     Net Cash Flows at December 31, 2006

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2006.

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

Date: March 27, 2007

/s/ Robert Gordon

Robert Gordon
Chief Executive Officer &
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Chancellor Group, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending
December 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), Robert Gordon, Chief Executive Officer & Chief Financial Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Robert Gordon

Robert Gordon
Chief Executive Officer
March 27, 2007


[A signed original of this written statement required by Section 906 has been provided Chancellor Group, Inc. and will be retained by Chancellor Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]