Form 10QSB
period 2007-03-31
CHANCELLOR GROUP INC/
filed 2007-05-15
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________  to___________

Commission file number 000-30219

Chancellor Group, Inc.

(Name of small business issuer in its charter)

Nevada	87-0438647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 South Price Road, Pampa, TX 79065
(Address of principal executive offices)

(806-688-9697)
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 64,502,781 as of May 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Item 1. Financial Statements

Chancellor Group, Inc.
(A Development Stage Company)

I N D E X

Page No.
Balance Sheet as at March 31, 2007 (Unaudited	2

Statements of Operations
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)	3

Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5

ITEM 1.

CHANCELLOR GROUP, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash in Bank	$16,314
Total Assets	$16,314
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable	$109,828
Stock subscription payable	1,602

Total current liabilities	111,430

Long Term Liabilities
Note Payable	5,000
Total Liabilities	116,430

Stockholders' equity

Common stock: $.001 par
value, 250,000,000 shares
authorized, 62,005,030
shares issued
& outstanding	62,005
Preferred Series B stock:
$1,000 par value,
250,000 shares authorized,
-0- issued and outstanding
Paid in capital	3,173,333
Accumulated deficit	(3,335,454)

Total Stockholders' Equity	(100,116)

Total Liabilities And Stockholders' Equity	$16,314

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

Three Months Ended
March 31,
	2007		2006
Sales		$-		$-

Operating expenses		12,015		16,033
Income (loss) from
operations		(12,015)		(16,033)

Other income (expenses)		-		-

Income (loss) before provision
for income taxes		(12,015)		(16,033)

Provision for income tax		-		-

Net income (loss)	$	(12,015)	$	(16,033)
Net income (loss) per share
(Basic and fully diluted)	$	( * )	$	( * )

Weighted average number of
common shares outstanding		59,580,030		56,281,184
*less than $.01 per share

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,
	2007		2006
Cash Flows From Operating Activities:

Net income (loss)	$	(12,016)	$	(16,033)

Adjustments to reconcile net
income (loss) to net cash
provided by (used for)
operating activities:

Accounts pay. and accrued expenses				6,000
Stock subscriptions payable
Compensatory stock issuances				4,558
Other				(25)

Net cash provided
by (used for)
operating activities		(12,016)		(5,500)

Cash Flows From Financing Activities:
Notes Payable		5,000
Sales of common stock		22,500		5,500

Net cash provided
by (used for)
financing activities		27,500		5,500

Net Increase (Decrease) In Cash		15,484		0

Cash At The Beginning Of The Period		830		0

Cash At The End Of The Period		$16,314		$0

See Notes to Consolidated Financial Statements

Chancellor Group, Inc.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Chancellor Group, Inc. (the "Company") was incorporated in the state of Utah on May 2, 1986, then on December 31, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the exploration and production of oil and gas. In 1996 the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc., and will include its newly formed, wholly owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated. Former subsidiaries Radly Petroleum, Inc., Lichfield Petroleum America, Inc. , and Getty Petroleum, Inc. no longer exist.

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

Accounts Receivable

The Company reviews accounts receivable periodically for collectibles and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

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

CHANCELLOR GROUP, INC.
Notes to Consolidated Financial Statements - Continued

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

NOTE 2. RELATED PARTY TRANSACTIONS

In the first quarter of 2007, ending March 31, 2007, a related party advanced the Company $5,000 for working capital, which resulted in a $5,000 loan payable. Also in the first quarter of 2007, we paid $3,000 in consulting fees to a related party.

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

CHANCELLOR GROUP, INC.
Notes to Consolidated Financial Statements - Continued

At March 31, 2007 the Company had approximately $3,327,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $662,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from year end 2006 to first quarter 2007 was approximately $2,000.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 62,005,030 shares issued and outstanding as of March 31, 2007.

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

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as Amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2005, 2006 or as of the quarter ending 3/31/2007.

NOTE 5. GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no established source of revenue, recurring losses from operations, negative working capital, and stockholders' equity deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offerings and/or debt financing; and acquiring and developing profitable oil and gas properties.

CHANCELLOR GROUP, INC.
Notes to Consolidated Financial Statements - Continued

NOTE 6. SUBSEQUENT EVENTS

Subsequent to the end of the first quarter of 2007, On April 16, 2007, we closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 are producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for the mineral leases was $5,000,000, and for the equipment $291,000. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, we have opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial equipment acquisition, we have acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000.

Our plan is to operate our properties and to restore 10-20 wells per month to production. A typical well restoration we estimate will cost $2,500 to $5,000.

Since April 16, 2007 and as of April 30, 2007 we have restored approximately 40 wells to production bringing the total number of producing wells to 140, at a cost of $45,000, including allocated internal costs.

CHANCELLOR GROUP, INC.
Supplemental Information (Unaudited)

Year Ended December 31, 2006

Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2006

Unproved oil and gas properties	$0
Proved oil and gas properties	$0
Support equipment and facilities	$0

Less accumulated depreciation,
depletion, amortization, and
impairment	($0)

Net capitalized costs	$0

Costs Incurred in Oil and Gas Producing
Activities for the Year
Ended December 31, 2006

Property acquisition costs
Proved	$0
Unproved	$0
Exploration costs	$0
Development costs	$0

Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2006

Oil and gas sales	$0
Gain on sale of oil and gas properties	$0
Gain on sale of oil and gas leases	$0
Production costs	$0
Exploration expenses	$0

Depreciation, depletion,and amortization	$0

Income tax expense	$0

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$0

Reserve Information

The following estimates of proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

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

CHANCELLOR GROUP, INC.
Supplemental Information (Unaudited) - Continued
Year Ended December 31, 2006

Reserve Information

	Oil	Gas
	(Bbls)	(Bcf)
Proved developed and undeveloped reserves
Beginning of year	0	0
Revisions of previous estimates	-	-
Improved recovery	-	-
Purchases of minerals in place	-	-
Extensions and discoveries	-	-
Production	-	-
Sales of minerals in place	-	-

End of year	0	0
Proved developed reserves
Beginning of year	0	0
End of year	0	0
Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2006

Future cash inflows	$0
Future production costs	0
Future development costs	0
Future income tax expenses	0

Future net cash flows (10% annual discount for
estimated timing of cash flows)	$0
Standardized measures of discounted future net cash
flows relating to proved oil and gas reserves	$0

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 2006.

Beginning of year	$0
Sales of oil and gas produced, net of production costs	0
Net changes in prices and production costs	0
Extensions, discoveries, and improved recovery,
less related costs	$0
Development costs incurred during the year which
were previously estimated	$0
Net change in estimated future development costs	$0
Revisions of previous quantity estimates	$0
Net change from purchases and sales of
minerals in place	$0
Accretion of discount	$0
Net change in income taxes	$0
Other	$0
End of year	$0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this report, we make statements that may be deemed "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that Chancellor plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks, operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures and other risks described herein.

BACKGROUND

Chancellor Group, Inc., a Nevada corporation (“we”, “us”, “Chancellor” or the “Company”), is in the business of acquisition, exploration, and development of natural gas and oil properties. In 1997, we had purchased oil, gas and mineral leases in Pecos County, Texas. All such leases have since lapsed. Following the appointment in 2002 of a new Board by the Court in a derivative action brought against us in 2001, the Company has applied itself to reorganizing management, providing up to date accounting information and seeking new business opportunities. Funds provided by several investor-shareholders enabled the process to proceed and the Company's audits and filings with the Securities and Exchange Commission to be brought up to date.

Since that time, we have been actively seeking the acquisition of petroleum producing assets, and have completed an initial acquisition of oil and gas leases and related facilities and equipment as described below under “Plan of Operation.”

Our common stock is quoted on the Over-The-Counter Bulletin Board and trades under the symbol CHAG.OB. As of May 7, 2007, there were 64,502,781 shares of our common stock issued and outstanding.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

During the three months ended March 31, 2007, we incurred a net loss of $12,016, because we had no revenue to offset against operating expenses. The loss in the first quarter was primarily attributable to general and administrative expenses in preparation for an acquisition. Total operating expenses decreased from approximately $11,195 for the three months ended March 31, 2006 to approximately $12,016 for the three months ended March 31, 2007. From inception to March 31, 2007, we had a net loss of $3,335,454.

We have a stockholders' deficiency in the amount of $100,116 at March 31, 2007.

PLAN OF OPERATION

On April 16, 2007, we closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for the mineral leases was $5,000,000, and for the equipment $291,000. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, we have opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial equipment acquisition, we have acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000.

Our plan is to operate our properties and to restore 10-20 wells per month to production. A typical well restoration we estimate will cost $2,500 to $5,000.

As of April 30, 2007 we have restored approximately 40 wells to production bringing the total number of producing wells to 140, at a cost of $45,000, including allocated internal costs.

In managing our business we must deal with many factors inherent in our industry. First and foremost is wide fluctuation of oil and gas prices. Oil and gas markets are cyclical and volatile, with future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in prices often have the greatest impact on our results of operations.

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in restoration of wells and production. The oil and gas industry is highly competitive. We compete with major and diversified energy companies, independent oil and gas companies, and individual operators. In addition, the industry as a whole competes with other businesses that supply energy to industrial, commercial, and residential end users.

Implementation of our business approach relies on our ability to fund ongoing development projects with cash flow provided by operating activities and external sources of capital. There is no assurance that we will be able to arrange any further capital if required by our operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 the Company had $16,314 of cash on hand and a working capital deficit of $95,116. Through March 31, 2007, the Company was in the development stage and had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $3,335,454 and has working capital and stockholders' deficiencies of $95,116 and $100,116, respectively, at March 31, 2007.

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we closed on a Loan Agreement with Western National Bank, Midland, Texas, for a $5,000,000 senior loan facility, under which we drew down $2.3 million at the April 16, 2007 closing. On April 13, 2007, we also entered into a Loan Agreement with CapWest Resources, Inc., Midland, Texas, for an advancing line of credit/term loan facility, under which we drew down at closing $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital. On April 26, 2007 we drew $75,000 for additional working capital and start-up expenses. On May 6, 2007 we drew $88,800 to purchase a hedge floor for a portion of our oil production, as required by the loan agreements. On May 7, 2007 we drew $203,000 to fund lease operating expenses and well restorations. A portion of this draw was necessitated because we do not expect that the receipt of cash revenue from our production until the latter part of May due to transition delays. However, under the Purchase and Sale Agreement with Caldwell, we expect that such revenue will ultimately be paid for production from the effective date of April 1, 2007.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission recently issued "Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report. Since their evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.
Principal Total Offering Price/

Date	Title and Amount1)	Purchaser	Underwriter	Underwriting Discounts
January 1 - March 31, 2007	1,250,000 shares of common stock purchased by private investors	5 private investors.	NA	$22,500/NA

(1) These shares were issued pursuant to private offering exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (Securities Act), and Rule 506 promulgated thereunder, to a limited number of investors and are restricted shares as defined in the rules and regulations under the Securities Act.

ITEM 6. Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chancellor Group, Inc. (Registrant)

By:	/s/ Bradley W. Fischer
Bradley W. Fischer, President and Chief Executive Officer

Dated: May 15, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.