Form 10QSB
period 2007-06-30
CHANCELLOR GROUP INC/
filed 2007-08-14
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 000-30219

Chancellor Group, Inc.
(Name of small business issuer in its charter)

Nevada	87-0438647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 64,502,781 as of August 1, 2007. Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

ii

Item 1. Financial Statements

Chancellor Group, Inc.

INDEX

Page No.

Balance Sheet as at June 30, 2007 (Unaudited	2

Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows
For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6

ITEM 1.
CHANCELLOR GROUP, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash in Bank	$119,641
Total Current Assets	119,641

Fixed Assets
Leasehold Costs - Developed	4,938,564
Office Building and Equipment	120,579
Fleet-Road	40,476
Heavy Field Equipment& Tools	389,684
Accumulated Depreciation	(136,813)
Total Fixed Assets	5,352,490

Other Assets
Unamortized Debt Expense	99,187
Prepaid Long Term Hedge	77,700
Total Other Assets	176,887

Total Assets	$5,649,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts Payable - Chancellor	$109,828
Accounts Payable - Gryphon Production	44,161
Stock Subscription Payable	1,602
Misc. Accounts Payable & Suspense	745

Current portion of Long Term Debt
Note Payable - Senior Debt	575,004
Installment Loan - Equipment	10,878
Total Current Liabilities	742,218

Long Term Liabilities
Note Payable - Investor	5,000
Note Payable - Senior Debt	1,724,996
Note Payable - Subordinated Debt	3,700,000
Installment Loan - Equipment	56,122
Total Long Term Liabilities	5,486,118

Stockholders' equity
Common stock: $.001 par value, 250,000,000 shares authorized, 64,502,781 shares issued & outstanding	60,755
Preferred Series B stock: $1,000 par value, 250,000 shares authorized, -0- issued and outstanding

Paid in capital 3,189,583

Accumulated deficit	(3,323,438)
Net Income (Loss)	(506,218)
Total Stockholders' Equity	(579,318)

Total Liabilities And Stockholders' Equity	$5,649,018

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,				Three Months Ended June 30,
	2007		2006		2007		2006
Sales- Net of Royalties
Oil		$268,473		$-		$268,473		$-
Natural Gas		21,912		-		21,912		-
		290,385				290,385
Severance Taxes		13,881				13,881
Marketing Fees		1,474				1,474
Net Revenues		275,030		-		275,030		-

Operating expenses
Lease Operating Exp		88,157				88,157
Other Operating		329,426				325,658
General& Admin		112,970		17,533		104,743		1,500
Depreciation, Depletion, and Amortization		136,813				136,813		-
Total Operating
Expenses		667,366		17,533		655,371		1,500
Income (loss) from Operations		(392,336)		(17,533)		(380,341)		(1,500)

Other Income (Expenses)
Organization Costs		(49,299)				(49,299)
Hedge Cost
Amortization		(11,100)				(11,100)
Total Other Inc.(Exp.)		(60,399)				(60,399)
Financing Charges
Interest		39,313				39,292
Bank Fees Amortization		14,170				14,170
Total Financing Cost		53,483		-		56,462		-
Income (loss) before provision for income taxes		(506,218)		(17,533)		(494,202)		(1,500)

Provision for income tax		-		-		-		-

Net income (loss)		($506,218)		$(17,533)		($494,202)	$	(1,500)

Net income (loss) per share (Basic and fully diluted)	$	( * )	$	( * )	$	( * )	$	( * )
Weighted average number of common shares outstanding		60,828,906		56,718,107		63,253,906		57,155,030

*less than $.01 per share
See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	($506,218)	(17,533)

Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:

Depreciation and Amortization	136,813
Decrease(Increase) in Operating Assets	(176,887)
Increase(Decrease) in Operating Liabilities
Accounts Payable & Other	44,907	12,033

Total Adjustments	4,833	12,033

Net Cash Provided by (Used in) Operating Activities	(501,385)	(5,500)

Cash Flows for Investing Activities
Capital Expenditures	(5,489,303)	-

Net Cash Provided(Used) by Investing Activities	(5,489,303)	-
Cash Flows from Financing
Notes Payable Borrowings	6,072,000	-
Paid in Capital	37,500	5,500
Net Cash Provided by Financing	6,109,500	5,500

Net Increase (Decrease) in Cash	118,812	-
Cash Beginning	829	-

Cash Ending	$119,641	-

See Notes to Consolidated Financial Statements

Chancellor Group, Inc.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Chancellor Group, Inc. (the "Company") was incorporated in the state of Utah on May 2, 1986, and then, on December 31, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the exploration and production of oil and gas. In 1996 the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc.

On April 16, 2007, the Company closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were believed to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for such oil field equipment was $291,500. The purchase price for the mineral leases and an existing office building, including an attached warehouse/shop building valued at $81,630, was $5,000,000. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, the Company has opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, the Gryphon Production Company subsidiary has acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000, and associated tools and equipment was $6,422. The Company has also acquired a replacement backhoe machine for $67,000.Subsequently, Additional Field equipment and tolls were purchased for $31,184.

The plan is to operate our properties and to restore 10-20 wells per month to production. A typical well restoration is estimated to cost $2,500 to $5,000.

Soon after April 16, 2007, the number of producing wells was determined to be 84. As of June 30, 2007, 142 wells are producing - an increase of 58 wells or 69% in ten weeks. Productive capacity on April 16 was estimated to be 70 bopd and 90 mcfd. Productive capacity at June 30 is estimated to be 155 bopd and 200 mcfd gas.” The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc., and will include its newly formed, wholly owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated. Former subsidiaries Radly Petroleum, Inc., Lichfield Petroleum America, Inc. , and Getty Petroleum, Inc., no longer exist.

CHANCELLOR GROUP, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. The carrying value of mineral leases is depleted over the minimum estimated productive life of the leases, or ten years. Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests is treated as a recovery of cost and no gain or loss is recognized.
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

CHANCELLOR GROUP, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

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

Property and Equipment

Property and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the equipment. This life is estimated to be five years. The useful life of the office building and warehouse is estimated to be 20 years.

Depletion

The carrying value of the mineral leases is depleted over the minimum estimated productive life of the leases, or ten years.

Accounts Receivable

The Company reviews accounts receivable periodically for collectibles and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

CHANCELLOR GROUP, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Products and Services, Geographic Areas and Major Customers

The Company plans to develop its domestic oil and gas properties, located in Gray and Carson counties, Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers are Shell Trading Company, Valero Marketing, DCP Midstream, and Eagle Rock Energy.

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

CHANCELLOR GROUP, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs This Statement is effective as of the beginning of its first fiscal year that begins after December 15, 2008. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect application of SFAS No. 159 to have a material affect on its financial statements.

NOTE 2. RELATED PARTY TRANSACTIONS

In the second quarter of 2007, ending June 30, 2007, a related party purchased 300,000 shares of Chancellor common stock for $15,000. Also in the second quarter of 2007, we paid $40,000 in consulting fees, regarding capital market access and other matters, to a related party.

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

At June 30, 2007 the Company had approximately $3,784,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $757,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The increase in the valuation allowance from year end 2006 to second quarter 2007 was approximately $97,000. The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

CHANCELLOR GROUP, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 64,502,781 shares issued and outstanding as of June 30, 2007.

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

In addition, At the closing of the purchase of the Caldwell Assets, pursuant to an Agreement to Issue Warrants, dated April 13, 2007 (the “CapWest Warrant Agreement”), we also issued CapWest a warrant to purchase 2,000,000 shares of our common stock, at a purchase price of $0.001 per share, which warrant is exercisable at any time up to April 13, 2012. CapWest has a put option (the “Put Option”) during the period beginning on the first to occur of the following dates (a) the second anniversary of the CapWest Loan Agreement; or (b) the date when the Company shall have paid CapWest’s loan in full to put the CapWest Warrants to the Company for repurchase at an exercise price of $1,000,000.

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as Amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2005, 2006 or as of the close of the quarter ending June 30, 2007.

CHANCELLOR GROUP, INC.

Notes to Unaudited Consolidated Financial Statements - Continued

NOTE 5. GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has had recurring losses from operations, negative working capital, and stockholders' equity deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes restoring sufficient production capacity from the recently acquired properties so as to achieve positive cash flow, as well as raising working capital to assure the Company's viability, through private or public equity offerings and/or debt financing; and acquiring and developing profitable oil and gas properties. There can be no assurance that either operating or capital market transactions will be successful.

NOTE 6. SUBSEQUENT EVENTS

Under the terms of the Company’s Senior Bank Loan, its Gryphon Production Company subsidiary was required to make principal payments, as well as interest, on the Senior loan with Western National Bank commencing in July. The Company made such a payment of $47,917 in July.

On August 2, 2007, that Company and CapWest Resources, Inc., our subordinated debt lender, agreed in principle, subject to definitive documentation, to amend the Subordinated Loan Agreement in order to increase the loan by $250,000. The terms of the agreement in principle were: a) The Company must pay accrued interest thru July 30, by August 20, 2007. The Company has paid $42,000 in August, and must pay an additional $85,000 by that date; b) CapWest agreed to require monthly interest only thereafter, until December 31, 2007; c) The Company agreed to raise $250,000 in common equity by October 31,2007; d) The Company agreed to reduce administrative salaries by $25,000 per month; e) The net revenue interest after payout provided in the CapWest loan (see Liquidity and Capital resources) was increased from 15% to 20%.

On August 4, 2007, the Company received a letter from David L. Kagel, a former attorney for the Company, indicating his intention to initiate an arbitration proceeding or to file a lawsuit for recovery of $50,489 (including interest) for services rendered over several years under prior management. The Company believes the claim is without merit and that it has a number of counterclaims against Mr. Kagel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN of OPERATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this report, we make statements that may be deemed "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that Chancellor plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.PK. As of June 30, 2007, there were 64,502,781 shares of our common stock issued and outstanding.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We had no production operations in calendar year 2006. Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007. During the three month period ending June 30th, 2007 we produced 7,787 barrels of oil and sold 9,727 barrels of oil and produced and sold 13,070 mcf gas, generating $290,385 revenues after royalties, with a one month lag in receipt of revenues for the prior months sales. Start up expenditures, included debt origination expenditures, and the required prepaid hedge were $251,456. We had 84 wells actually producing oil and gas on April 16th and restored an additional 58 wells by June 30th. Operating expenses exceeded revenues for the period primarily due to very low initial producing rates due to wet weather, a logistic bottleneck due to a regional refinery fire and delay in revenue receipt after change in operating company from Caldwell to Gryphon. Revenue from sale of oil in April was paid in late May and revenue from sale of gas in April was paid in early June. The terms of our loan agreement required us to hedge initial oil production; we purchased two 1000 barrel hedge contracts covering the first 24 months production at a cost of $88,900. We also experienced non-recurring expenses related to start-up. In aggregate, the delays in revenue, hedge expense, and non-recurring expenses amounted to approximately $490,000 of reduced income and $666,000 of reduced cash flow.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

We had no production operations in calendar year 2006. Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007. During the three month period ending June 30th, 2007 we produced 7,787 barrels of oil and sold 9,727 barrels of oil and produced and sold 13,070 mcf gas, generating $290,385 revenues after royalties, with a one month lag in receipt of revenues for the prior months sales. Start up expenditures, included debt origination expenditures, and the required prepaid hedge were $251,456. We had 84 wells actually producing oil and gas on April 16th and restored an additional 58 wells by June 30th. Operating expenses exceeded revenues for the period primarily due to very low initial producing rates due to wet weather, a logistic bottleneck due to a regional refinery fire and delay in revenue receipt after change in operating company from Caldwell to Gryphon. Revenue from sale of oil in April was paid in late May and revenue from sale of gas in April was paid in early June. The terms of our loan agreement required us to hedge initial oil production; we purchased two 1000 barrel hedge contracts covering the first 24 months production at a cost of $88,900. We also experienced non-recurring expenses related to start-up. In aggregate, the delays in revenue, hedge expense, and non-recurring expenses amounted to approximately $490,000 of reduced income and $666,000 of reduced cash flow.

We have a stockholders' deficiency in the amount of $579,318 at June 30, 2007.

PLAN OF OPERATION

On April 16, 2007, we closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were considered to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for the mineral leases and an existing office building including an attached warehouse/shop building valued at $81,630, was $5,000,000, and for the equipment $291,500. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, we has opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, the Gryphon Production Company subsidiary we have acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000 and associated tools and equipment was $6,422. We have also acquired a replacement backhoe machine for $67,000. Subsequently, additional Field equipment and tools were purchased for $31,184. We were also required to invest $38,949 in the rehabilitation and restoration of the office building.

Our plan is to operate our properties and to restore 10-20 wells per month to production. A typical well restoration we estimate will cost $2,500 to $5,000.

We commenced operations on April 16 with what were 84 actually producing wells. As of June 31, 142 wells are producing --- an increase of 58 wells or 69% in ten weeks. Productive capacity on April 16 was estimated to be 70 bopd and 90 mcfd. Productive capacity at June 30 is estimated to be 155 bopd and 200 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

The previous owners, Caldwell Production Co. Inc. reported March production of 2212 barrels and 2850 mcf gas, substantially below calendar year 2006 average production due to operational issues, and extremely wet weather, a logistics bottleneck caused by a fire at a regional refinery in February 2007. We took over on April 16. April production was 2016 barrels oil and 3179 mcf gas. Production for May was 2671 barrels oil and 3950 mcf gas, and June production increased to 3100 barrels oil and 5931 mcf gas. Gas production and sales volumes are equal. Oil sales volumes in April were 2349 barrels; May amounted to 3123 barrels and June oil sales increased to 4255 barrels. Production and Sales data is summarized below:

The following table is for the three months ended:

	June 30, 2007	June 30, 2006
Oil and Gas Sales
Oil Sales(Bbl)	9,727	0
Natural Gas (Mcf)	13,070	0

Average Sales Price:
Oil, per Bbl:	$62.76	0

Gas, per MMCF:	$8.15	0

The following table is for the six months ended:

	June 30, 2007	June 30, 2006
Oil and Gas Sales
Oil Sales(Bbl)	9,727	0
Natural Gas Sales (Mcf)	13,070	0

Average Sales Price:
Oil, per Bbl:	$62.76	0
Gas, per MMCF:	$8.15	0

The Company plans to continue its program of aggressive well restoration, working capital permitting. However, we have discovered a substantial legacy of regulatory compliance issues such as demonstrating well bore integrity of injection and disposal wells and fluid level testing of inactive wells requiring immediate attention, distracting personnel and equipment from our well  restoration program.

Furthermore, due to the time lag between production increases and cash revenues, coupled with the initial low level of oil and gas sales deliveries, and start up costs, , we have now fully drawn down our initially committed bank line amounts. Thus, future levels of activity may be constrained by the lack of liquidity.

Generally, in managing our business we must deal with many factors inherent in our industry. First and foremost is wide fluctuation of oil and gas prices. Oil and gas markets are cyclical and volatile, with future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in prices often have the greatest impact on our results of operations.

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in restoration of wells and production. The oil and gas industry is highly competitive. We compete with major and diversified energy companies, independent oil and gas companies, and individual operators. In addition, the industry as a whole competes with other businesses that supply energy to industrial, commercial, and residential end users. Our ability to recruit and retain experienced personnel is vital to the success of our endeavors.

Implementation of our business approach relies on our ability to fund ongoing development projects with cash flow provided by operating activities and external sources of capital. Although our bank lines have higher amounts authorized by the banks, and we plan to seek additional commitments, there can be no assurance that further bank funding will be made available. In addition, it may be necessary for the company to raise equity in the private or public markets in order to assure future progress on the business plan.

Liquidity & Capital Resources

As of June 30, 2007 the Company had $119,641 of cash on hand We have an accumulated deficit of $3,829,656.10 and have a stockholders' deficiency of $579,318 respectively, at June 30, 2007.

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we closed on a Loan Agreement with Western National Bank (“WNB”), Midland, Texas, for a senior loan facility (the “WNB Loan Agreement”). At the closing of the purchase of the Caldwell Assets, we drew down $2.3 million under the WNB Loan Agreement The interest rate under the WNB Loan Agreement is a variable rate equal to the prime rate as defined in this Agreement plus 2%, but in no event to be less than 9.25%.

On April 13, 2007, we also entered into a Loan Agreement with CapWest Resources, Inc., Midland, Texas, for an advancing line of credit/term loan facility, under which we drew down at closing $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital. The interest rate under the CapWest Loan Agreement is a variable rate equal to the prime rate as defined in this Agreement plus 4%. Under the CapWest loan agreement, CapWest has a 2% overriding royalty interest in the Leases. After the payout of CapWest’s loan, or in the event that the Company is sold, this overriding royalty interest will convert to a 15% net revenue interest in the Leases. This interest may be purchased by us under a formula specified in this Agreement.

On April 26, 2007 we drew $75,000 for additional working capital and start-up expenses. On May 6, 2007 we drew $88,800 to purchase a hedge floor for a portion of our oil production, as required by the loan agreements. On May 7, 2007 we drew $203,000 to fund lease operating expenses and well restorations. On June 14, 2007 we drew $98,000 for the same purposes. The CapWest Loan Agreement has now been fully drawn to the initially agreed amount of $3,700,000.

Due to the time lag between production increases and cash revenues, coupled with the initial low level of oil and gas sales deliveries, as well startup costs, we have now fully drawn down our initially committed bank line amounts. This necessitated our commencing negotiation of the terms of additional debt funding with our lenders and immediately seeking equity capital in the approximate amount of $250,000 from outside investors. The negotiation of additional debt funding has recently resulted in an agreement in principle to amend the loan documents with our subordinated lender to borrow an additional $250,000 subject to several conditions (see “Note 6. Subsequent Events” to the unaudited Notes to Financial Statements).

We anticipate that we will be required to raise equity capital to fully rework wells that are currently not in production in the next 12 months and to finance our planned business operations. There are no assurances that we will be able to raise additional equity capital. In the event we are unable to obtain additional capital or funding we may be unable to pursue our business plans to increase our crude oil production.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On August 4, 2007, the Company received a letter from David L. Kagel, a former attorney for the Company, indicating his intention to initiate an arbitration proceeding or to file a lawsuit for recovery of $50,489 (including interest) for services rendered over several years under prior management. The Company believes the claim is without merit and that it has a number of counterclaims against Mr. Kagel.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
April 1 - June 30, 2007	300,000 shares of common stock purchased by a Company Director	Company Director	NA	$15,000/NA

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

Dated: August 14, 2007

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