Form 10QSB
period 2007-09-30
CHANCELLOR GROUP INC/
filed 2007-11-15
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-30219

Chancellor Group, Inc.
(Name of small business issuer in its charter)

Nevada	87-0438647
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

216 South Price Road, Pampa, TX 79065
(Address of principal executive offices)

(806-688-9697)
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 64,802,781 as of November 1, 2007. Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

ii

Item 1. Financial Statements

Chancellor Group, Inc.

I N D E X

ITEM 1.

CHANCELLOR GROUP, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)
ASSETS
Current Assets
Cash in Bank	$66,510
Revenue Receivable	246,675
Total Current Assets	313,185

Fixed Assets
Leasehold Costs - Developed	4,938,564
Office Building and Equipment	126,073
Fleet-Road	40,476
Heavy Field Equipment& Tools	402,707
Accumulated Depreciation	(273,921)
Total Fixed Assets	5,233,899

Other Assets
Unamortized Debt Expense	85,018
Prepaid Long Term Hedge	66,600
Total Other Assets	151,618

Total Assets	$5,698,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts Payable - Chancellor	$109,828
Accounts Payable - Gryphon Production	130,471
Stock Subscription Payable	1,602
Misc. Accounts Payable & Suspense	6,746

Current portion of Long Term Debt
Note Payable - Senior Debt	603,803
Installment Loan - Equipment	11,065
Total Current Liabilities	863,515

Long Term Liabilities
Note Payable - Investors	5,100
Note Payable - Senior Debt	1,552,446
Note Payable - Subordinated Debt	3,797,345
Installment Loan - Equipment	53,453
Total Long Term Liabilities	5,408,344

Stockholders' equity
Common stock: $.001 par
value, 250,000,000 shares
authorized, 64,802,781
shares issued & outstanding	60,755
Preferred Series B stock:
$1,000 par value,
250,000 shares authorized,
-0- issued and outstanding

Paid in capital	3,199,583

Accumulated deficit	(3,323,438)
Net Income (Loss)	(510,056)
Total Stockholders' Equity	(628,911)

Total Liabilities And
Stockholders' Equity	$5,698,702

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2007		2006		2007		2006
Sales- Net of Royalties
Oil		$1,156,335		$-		$887,862		$-
Natural Gas		192,536				170,624
Other Incomes		2,165		-		2,165		-
		1,351,036				1,060,651
Severance Taxes		66,762				52,881
Marketing Fees		8,669				7,194
Royalties Paid		10,454				10,454
Net Revenues		1,265,151		-		988,647		-

Operating expenses
Lease Operating Exp		268,803				180,646
Other Operating		653,762				299,365
General& Admin		165,298		35,145		77,213		17,612
Depreciation, Depletion,
and Amortization		273,922				137,109		-
Total Operating
Expenses		1,361,785		35,145		694,333		17,612
Income (loss) from
Operations		(96,634)		(35,145)		(295,789)		(17,612)

Other Income (Expenses)
Organization Costs		(49,299)				-
Hedge Cost
Amortization		(22,200)				(11,100)
Total Other Inc.(Exp.)		(71,499)				(11,100)
Financing Charges
Interest		313,584				274,271
Bank Fees Amortization		28,339				14,170
Total Financing Cost		341,923		-		288,441		-

Income (loss) before
provision for income
taxes		(510,056)		(35,145)		(3,752)		(17,612)

Provision for income tax		-		-		-		-
Net income (loss)		($510,056)		$(35,145)		($3,752)		($17,612)
Net income (loss)per share (Basic and fully diluted)	$	(* )	$	(* )	$	(* )	$	(* )
Weighted average
number of common
shares outstanding		63,016,406		57,513,748		64,577,781		59,105,030

*less than $.01 per share

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating
Activities:
Net Income (Loss)	($510,056)	(35,145)

Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Depreciation and Amortization	273,922
Decrease(Increase) in Operating Assets	(398,293)
Increase(Decrease) in Operating Liabilities	137,217
Accounts Payable & Other		29,083
Total Adjustments	12,846	29,083

Net Cash Provided by (Used in) Operating Activities	(497,210)	(6,062)

Cash Flows for Investing Activities Capital Expenditures	(5,507,821)

Net Cash Provided(Used) by Investing Activities	(5,507,821)	-

Cash Flows from Financing Notes Payable Borrowings	6,023,212	-
Paid in Capital	47,500	27,450

Net Cash Provided by Financing	6,070,712	27,450

Net Increase (Decrease) in Cash	65,680	21,388
Cash Beginning	829

Cash Ending	$66,510	21,388

See Notes to Consolidated Financial Statements

Chancellor Group, Inc.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
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

On April 16, 2007, the Company closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were believed to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for such oil field equipment was $291,500. The purchase price for the mineral leases and an existing office building, including an attached warehouse/shop building valued at $81,630, was $5,000,000. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, the Company has opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, the Gryphon Production Company subsidiary has acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000, and associated tools and equipment was $6,422. The Company has also acquired a replacement backhoe machine for $67,000. Subsequently, additional field equipment and tools were purchased for $31,184.

The plan is to operate our properties and to restore 10-20 wells per month to production. A typical well restoration is estimated to cost $2,500 to $5,000.

Soon after April 16, 2007, the number of producing wells was determined to be 84. As of September 30, 2007, 166 wells are producing - an increase of 82 wells. Productive capacity on April 16 was estimated to be 70 bopd and 90 mcfd. Productive capacity at September 30 is estimated to be 101 bopd and 263 mcfd gas.” The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

As set forth in Note 8 below, on October 30, 2007, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Northern District of Texas.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc., and will include its newly formed, wholly owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated. Former subsidiaries, Radly Petroleum, Inc., Lichfield Petroleum America, Inc. , and Getty Petroleum, Inc., no longer exist.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. The carrying value of mineral leases is depleted over the minimum estimated productive life of the leases, or ten years. Undeveloped properties are periodically assessed for possible impairment due to un-recoverability of costs invested. Cash received for partial conveyances of property interests is treated as a recovery of cost and no gain or loss is recognized.

Income Tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 2. RELATED PARTY TRANSACTIONS

In the second quarter of 2007, ending June 30, 2007, a Director purchased 300,000 shares of Chancellor common stock for $15,000. Also in the second quarter of 2007, we paid $40,000 in consulting fees to a Director. In addition during the second quarter of 2007, US Consultancy and Services, LLC, owned by the son-in-law of the President and CEO, was paid $6,000 for consulting services.

In the third quarter of 2007, ending September 30, a Director was paid $6,000 in consulting fees. Also in the third quarter of 2007, US Consultancy and Services, LLC, owned by the son-in-law of the President and CEO, was paid $29,018.57 for consulting services.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At December 31, 2006 the Company had approximately $3,315,000 in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $660,000 resulting from the loss carry-forward has been offset by a 100% valuation allowance. The increase in the valuation allowance from 2005 to 2006 was approximately $12,000.

At September 30, 2007, the Company had approximately $3,833,000 in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $875,000 resulting from the loss carry-forward has been offset by a 100% valuation allowance. The increase in the valuation allowance from year end 2006 to third quarter 2007 was approximately $215,000. The net operating loss carry-forwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 64,802,781 shares issued and outstanding as of September 30, 2007.

Preferred Stock

Preferred Series B Stock - The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock ("Series B"). Each Series B share is convertible into 166.667 shares of the Company's common stock upon election by the shareholder, with dates and terms set by the Board. 48,000 Series B shares have been issued and converted in prior years.

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

NOTE 4. STOCKHOLDERS' EQUITY (Continued):

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

NOTE 6. CONTINGENT LIABILITY

On August 4, 2007, the Company received a letter from David L. Kagel, a former attorney for the Company, indicating his intention to initiate an arbitration proceeding or to file a lawsuit for recovery of $50,489 (including interest) for services rendered over several years under prior management. The Company believes the claim is without merit and that it has a number of counterclaims against Mr. Kagel. No further action has occurred regarding this issue.

NOTE 7. DEBT

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

April 13, 2007, we also entered into a Loan On Agreement with CapWest Resources, Inc., Midland, Texas, for an advancing line of credit/term loan facility, under which we drew down at closing $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital. The interest rate under the CapWest Loan Agreement is a variable rate equal to the prime rate as defined in this Agreement plus 4%. Under the CapWest loan agreement, CapWest has a 2% overriding royalty interest in the Leases.

NOTE 7. DEBT (Continued):

After the payout of CapWest’s loan, or in the event that the Company is sold, this overriding royalty interest will convert to a 15% net revenue interest in the Leases. This interest may be purchased by us under a formula specified in this Agreement. The CapWest Loan Agreement has now been fully drawn to the initially agreed amount of $3,700,000.

On August 2, 2007, that Company and CapWest Resources, Inc., our subordinated debt lender, agreed in principle, subject to definitive documentation, to amend the Subordinated Loan Agreement in order to increase the loan by $250,000. The terms of the agreement in principle were: a) The Company must pay accrued interest thru July 30, by August 20, 2007. The Company has paid $42,000 in August, and must pay an additional $85,000 by that date; b) CapWest agreed to require monthly interest only thereafter, until December 31, 2007; c) The Company agreed to raise $250,000 in common equity by October 31,2007; d) The Company agreed to reduce administrative salaries by $25,000 per month; e) The net revenue interest after payout provided in the CapWest loan was increased from 15% to 20%.

NOTE 8. SUBSEQUENT EVENTS

On October 15, 2007 Mr. Bradley W. Fischer resigned as the Chief Executive Officer and as a director. Under the separation agreement with the Company, Mr. Fischer has released the Company for any claims of unpaid salary and unreimbursed expenses, and is returning the 3,037,751 shares of common stock issued to him for cancellation.

Effective October 16, 2007, Thomas H. Grantham was appointed as the President and Chief Financial Officer of the Company.

Due to the resignation of Mr. Bradley W. Fischer as Chief Executive Officer of the Company the primary lenders (Western National Bank of Midland, Texas and CapWest Resources, Inc.) have taken the position the Company is in default with regard certain loan covenants that related to changes in management and borrowers. An extension of time to correct these technical defaults was provided to the Company until October 31, 2007. Additionally, another loan covenant regarding a debt ratio was deemed to have been in default and the Company was given until November 15, 2007 to remedy that problem.

On October 25, 2007, the lenders presented to the Company three agreements, that upon their execution, the lenders would extend the default provisions until December 15, 2007 at which date the lenders expected the debt to be paid in its entirety. One of the agreements was that a fully executed deed in trust would be placed into an escrow account that would allow the lenders to immediately proceed to foreclosure if the Company was unable to retire its debt by the December 15, 2007 deadline.

Due to the unreasonable time frame that was placed upon the Company by the lenders to restructure its liabilities to the lenders and the impending default date of October 31, 2007, the management of the Company made the decision to seek the protection of the United States Bankruptcy Court, District of Northern District of Texas. The applicable filings were made for Gryphon Operating Co., LLC on October 29, 2007. Subsequent filings were made for Chancellor Group, Inc. and Gryphon Field Services Co., LLC on October 30, 2007. The Company is currently operating as a debtor in possession under those court filings.

Note 9. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned by unused vacation and sick leave, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial at this time and no amounts have been recorded in the financial statements.

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

Since that time, we actively sought an acquisition of petroleum producing assets, and have completed an initial acquisition of oil and gas leases and related facilities and equipment as described below under “Plan of Operation.” As set forth in detail below, on October 30, 2007, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Northern District of Texas.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.PK. As of November 1, 2007, there were 64,802,781 shares of our common stock issued and outstanding.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We had no production operations in calendar year 2006. Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007. During the three month period ending September 30th, 2007 we produced and sold 9,131 barrels of oil and produced and sold 23,689 mcf gas, generating $1,048,032 revenues after royalties, with a one month lag in receipt of revenues for the prior months sales. Start up expenditures, included debt origination expenditures, and the required prepaid hedge were $251,456. We had 84 wells actually producing oil and gas on April 16th and restored an additional 82 wells by September 30th.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

We had no production operations in calendar year 2006. Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007. During the period ending September 30th, 2007 we produced and sold 17,099 barrels of oil and produced and sold 33,630 mcf gas, generating $1,348,871 revenues after royalties, with a one month lag in receipt of revenues for the prior months sales. Start up expenditures, included debt origination expenditures, and the required prepaid hedge were $251,456. We had 84 wells actually producing oil and gas on April 16th and restored an additional 82 wells by September 30th. The terms of our loan agreement required us to hedge initial oil production; we purchased two 1000 barrel hedge contracts covering the first 24 months production at a cost of $88,900. We also experienced non-recurring expenses related to start-up. In aggregate, the delays in revenue, hedge expense, and non-recurring expenses amounted to approximately $490,000 of reduced income and $666,000 of reduced cash flow.

We have a stockholders' deficiency in the amount of $628,911 at September 30, 2007.

PLAN OF OPERATION

On April 16, 2007, we closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 621 wells, of which approximately 100 were considered to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for the mineral leases and an existing office building including an attached warehouse/shop building valued at $81,630, was $5,000,000, and for the equipment $291,500. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, we has opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, the Gryphon Production Company subsidiary we have acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000 and associated tools and equipment was $6,422. We have also acquired a replacement backhoe machine for $67,000. Subsequently, additional Field equipment and tools were purchased for $31,184. We were also required to invest $38,949 in the rehabilitation and restoration of the office building.

We commenced operations on April 16 with what were 84 actually producing wells. As of September 30, 2007, 166 wells are producing. Productive capacity on April 16 was estimated to be 70 bopd and 90 mcfd. Productive capacity at September 30 is estimated to be 101 bopd and 163 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

On October 30, 2007, as discussed in more detail under “Liquidity and Capital Resources” below, due to notices of default received from Western National Bank and CapWest Resources, Inc., we filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code, and our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession. Our intention making in the Chapter 11 filings is to continue operations of the Company through the Chapter 11 bankruptcy process and to emerge from the Chapter 11 reorganization as an operating company, with our financial structure reorganized, and where all of our creditors would receive the full amounts owed. However, there is no assurance that we will be able successfully to reorganize our company in this bankruptcy proceeding.

The following table is for the three months ended:

	September 30, 2007	September 30, 2006
Oil and Gas Sales
Oil Sales(Bbl)	9131	0
Natural Gas (Mcf)	23689	0

Average Sales Price:
Oil, per Bbl:	$76.59	0
Gas, per MMCF:	$6.80	0

The following table is for the Nine months ended:

	September 30, 2007	September 30, 2006
Oil and Gas Sales
Oil Sales(Bbl)	17098	0
Natural Gas Sales (Mcf)	38041	0

Average Sales Price:
Oil, per Bbl:	$70.15	0
Gas, per MMCF:	$7.31	0

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

Liquidity & Capital Resources

As of September 30, 2007 the Company had $66,510 of cash on hand. We have an accumulated deficit of $3,833,494 and have a stockholders' deficiency of $628,911 at September 30, 2007.

Loan Agreements with Western National Bank and CapWest Resources, Inc.

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

On April 13, 2007, we also entered into a Loan Agreement with CapWest Resources, Inc., Midland, Texas (“CapWest”), for an advancing line of credit/term loan facility, under which we drew down at closing $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital. The interest rate under the CapWest Loan Agreement is a variable rate equal to the prime rate as defined in this Agreement plus 4%. Under the CapWest loan agreement, CapWest has a 2% overriding royalty interest in the Leases. After the payout of CapWest’s loan, or in the event that the Company is sold, this overriding royalty interest will convert to a 15% net revenue interest in the Leases. This interest may be purchased by us under a formula specified in this Agreement.

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

Effective July 12, 2007, we executed an agreement ("Modification'), amending the WNB Term Note issued pursuant to the WNB Loan Agreement. The Modification changes the monthly payment date from the 15th to the 25th of each month and extended the maturity date of the loan to April 25, 2010.

Pursuant to the terms of the CapWest Loan Agreement, we have previously executed an assignment of overriding royalty interest under which we conveyed to CapWest a 2% overriding royalty interest ("ORRI") in our leases, proportionately reduced to our net revenue interest. In addition to the aforementioned 2% ORRI, after payout of Cap West's loan (as defined in the CapWest Loan Agreement), CapWest will "back-in" for 15% of our gross oil and gas proceeds, conveyed in a Bill of Sale and Assignment of Contractual Rights dated April 13, 2007. We may repurchase this interest based upon a formula specified in the Cap West Loan Agreement. As of August 2, 2007, we entered into a new Bill of Sale and Assignment of Contractual Rights with CapWest that provides for an additional 5% interest for Cap West in the gross oil and gas proceeds from our leases after payout of Cap West's loan, effectively resulting in an increase of the back-in from 15% to 20% of our gross oil and gas proceeds.

We received a notice of defaults dated September 7, 2007 from counsel for WNB and CapWest stating that we were in default of two financial covenants relating to our consolidated debt service coverage ratio under the WNB and CapWest loan documents. We subsequently received letters from WNB and CapWest, both dated September 12, 2007, waiving the previously stated events of default until October 15, 2007. Following the resignation of Bradley W. Fischer as our Chief Executive Officer effective October 16, 2007, we received notices dated that date from WNB and CapWest as to the existence of an event of default regarding our consolidated debt service coverage ratio, which had been waived by both financial institutions through October 15, 2007, and an event of default relating to the departure of Mr. Fischer as our Chief Executive Officer. As to the noticed default regarding our consolidated debt service coverage ratio, the October 16 notices from the lenders provided us until November 15, 2007 to take appropriate curative action. With regard to the management change, both lenders expressed a willingness to meet with Thomas Grantham, Mr. Fischer’s successor as our President and did, in fact, meet with Mr. Grantham. On October 22, 2007, we received an oral communication from a representative of one the lenders to the effect that the lenders would not waive this event of default and that they would not extend the November 15, 2007 compliance deadline for the debt service coverage ratio covenants. In continuing negotiations, on October 25, 2007, the lenders further advised that the banks would not foreclose on the Company’s assets if the Company agreed to pay the lenders in full by December 15, 2007, execute a release of the banks from liability, and deliver into escrow a deed in trust on all our properties and assets that would be released from escrow and delivered to the banks on December 15, 2007 if all loans were not paid in full.

Bankruptcy Filing under Chapter 11 of the Bankruptcy Code

Due to the potential for an immediate event of default under the WNB and CapWest loan agreements, unless we signed additional documents with the banks with the required payoff of their loans by December 15, 2007, on October 30, 2007, we filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code (the “Code”) with the United States Bankruptcy Court, Northern District of Texas. Our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively, with the same Court. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession.

Our intention making in the Chapter 11 filings is to continue operations of the Company through the Chapter 11 bankruptcy process and to emerge from the Chapter 11 reorganization as an operating company, with our financial structure reorganized, and where all of our creditors would receive the full amounts owed. In the context of our reorganization under Chapter 11 of the Code, we may be required to raise equity capital to fully rework wells that are currently not in production in the next 12 months and to finance our planned business operations. There are no assurances that we will be able to raise additional equity capital. In the event we are unable to obtain additional capital or funding we may be unable to reorganize successfully under Chapter 11 of the Code.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's President and Chief Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. This officers has as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Quarterly Report. Since his evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

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

ITEM 6. Exhibits.

No.	Description

31	Certification of President and Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chancellor Group, Inc. (Registrant)

By:	/s/ Thomas H. Grantham
Thomas H. Grantham, President and Chief Financial Officer

Dated: November 15, 2007

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of President and Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Oxley Act of 2002.