Form 10KSB
period 2007-12-31
CHANCELLOR GROUP INC/
filed 2008-04-07
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30219

CHANCELLOR GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	50-0024298
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

216 South Price Road, Pampa, TX 79065
(Address of principal executive offices, including zip code)

Issuer’s Telephone Number: (806) 688-9697

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.   ☐Yes   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,172,545.

Number of shares of Common Stock outstanding as of March 31, 2008: 64,802,781.

Documents incorporated by reference: None

TABLE OF CONTENTS

Form 10-KSB Annual Report - 2007

Chancellor Group, Inc.

Index

				Page
PART I
	Item	1.	Business	1
	Item	1A.	Risk Factors	3
	Item	1B.	Unresolved Staff Comments	5
	Item	2.	Properties	5
	Item	3.	Legal Proceedings	5
	Item	4.	Submission of Matters to a Vote of Security Holders	5

PART II
	Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	6
	Item	6.	Selected Financial Data	6
	Item	7.	Management’s Discussion And Analysis Or Plan Of Operations	6
	Item	8.	Financial Statements	12
	Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	25
	Item	9A.(T)	Controls and Procedures	25
	Item	9B.	Other Information	25

PART III
	Item	10.	Directors, Executive Officers and Corporate Governance	26
	Item	11.	Executive Compensation	27
	Item	12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters	28
	Item	13.	Certain Relationships And Related Transactions, and Director Independence	29
	Item	14.	Principal Accountant Fees and Services	29
	Item	15.	Exhibits and Financial Statement Schedules	30

SIGNATURES				32
CERTIFICATIONS				43

PART I

Item 1. Business.

Chancellor Group, Inc., a Nevada corporation (“we”, “us”, “Chancellor” or the “Company”), was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of Nevada in 1993. We are in the business of acquisition, exploration, and development of natural gas and oil properties. In 1997, we had purchased oil, gas and mineral leases in Pecos County, Texas. All such leases have since lapsed. Following the appointment in 2002 of a new Board of Directors by a Court in a derivative action brought against us in 2001, the Company has applied itself to reorganizing management and providing up to date accounting information. Since that time, we actively sought an acquisition of petroleum producing assets and, on April 16, 2007, closed an acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells (the “Caldwell Properties”), and in addition purchased an office warehouse facility and equipment. The purchase price for Caldwell Properties was $5,000,000, and for the equipment $291,500. On April 13, 2007, we entered into loan agreements with Western National Bank and CapWest Resources, Inc. for senior loan and line of credit facilities, respectively, to finance the acquisition of the Caldwell Properties and equipment.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.PK. As of March 31, 2008, there were 64,802,781 shares of our common stock issued and outstanding.

Recent Developments

We received a notice of defaults from Western National Bank and CapWest Resources, Inc. on October 16, 2007 as to the existence of an event of default regarding our consolidated debt service coverage ratio, which had been waived by both financial institutions through October 15, 2007, and an event of default relating to the departure of Mr. Bradley W. Fischer as our Chief Executive Officer. As to the noticed default regarding our consolidated debt service coverage ratio, the October 16 notices from the lenders provided us until November 15, 2007 to take appropriate curative action. With regard to the management change, both lenders expressed a willingness to meet with Thomas Grantham, Mr. Fischer’s successor as our President and did, in fact, meet with Mr. Grantham. On October 22, 2007, we received an oral communication from a representative of one the lenders to the effect that the lenders would not waive this event of default and that they would not extend the November 15, 2007 compliance deadline for the debt service coverage ratio covenants. In continuing negotiations, on October 25, 2007, the lenders further advised that the banks would not foreclose on the Company’s assets if the Company agreed to pay the lenders in full by December 15, 2007, execute a release of the banks from liability, and deliver into escrow a deed in trust on all our properties and assets that would be released from escrow and delivered to the banks on December 15, 2007 if all loans were not paid in full.

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

On March 1, 2008, we filed our plan of reorganization which provides, inter alia, for repayment of our lenders, Western National Bank and CapWest Resources, over periods of 42 to 60 months, depending on whether the lender has accepted the plan of reorganization. The plan also provides that the holders of common stock of the Company would retain all of their ownership interest. On April 2, 2008, CapWest Resources, Inc. filed its own plan of reorganization and disclosure statement to which we will formally an objection.

Our Oil and Gas Production Operations

On April 16, 2007, we closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were considered to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for the mineral leases and an existing office building including an attached warehouse/shop building valued at $81,630, was $5,000,000, and for the equipment $291,500. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. This field produces from Pennsylvanian and Permian age granite wash and brown dolomite. The field covers 200,000 acres in eight Texas counties.

After closing the acquisition, we have opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, we have acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000 and associated tools and equipment was $6,422. Subsequently, additional field equipment and tools were purchased for $31,184. We have also acquired a replacement backhoe machine and a dump truck. We were also required to invest $38,949 in the rehabilitation and restoration of the office building.

We commenced operations on April 16, 2007 with what were 84 actually producing wells. As of December 31, 2007, 203 wells were producing. Productive capacity on December 31, 2007 was estimated to be 96 bopd and 232 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Our current production levels for the first quarter of 2008 have increased over the fourth quarter of 2007. The first quarter production has increased by approximately 25 bopd and 8 mcfd gas. We produced approximately 2660, 2730, and 2850 net barrels per month of oil in January, February, and March, respectively. There is no assurance that management will be able to continue to increase production, or to maintain current production levels.

Our estimated proved developed producing reserves at December 31, 2007 are 630,636 barrels oil equivalent. The current production from our producing wells is approximately 3,800 barrels per month and approximately 6,000 mcf of natural gas per month. Our wells produce 40 gravity West Texas Intermediate crude oil, a light sweet crude, and a very high heat content natural gas (1,600 - 2,400 btu/scf).

Our primary focus has been and will continue to be to operate our properties and to restore 10-20 wells per month to production. A typical well restoration has cost us $2,500 to $5,000.

Industry and economic factors

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

Approach to our business

Implementation of our business approach relies on our ability to fund ongoing development projects with cash flow provided by operating activities and external sources of capital.

Critical accounting policies and estimates

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures.

Item 1A. Risk Factors

We are operating in reorganization under Chapter 11 of the Federal Bankruptcy Code, and there is no assurance that our plan of reorganization that we have filed with the Bankruptcy Court will be approved.

We have filed a plan of reorganization in our Chapter 11 reorganization proceeding under Chapter 11 of the Federal Bankruptcy Code. There is no assurance that our plan of reorganization will be approved by the Bankruptcy Court. If our plan of reorganization is not approved by the Bankruptcy Court, we would expect that our current lenders would request the Court that our Company be sold or liquidated to pay off the obligations owing to such lenders.

Our business involves many operating risks that may result in substantial losses for which insurance may be unavailable or inadequate.

Our operations are subject to hazards and risks inherent in operating and restoring oil and gas wells, such as fires, natural disasters, explosions, casing collapses, surface cratering, pipeline ruptures or cement failures, and environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases. Any of these risks can cause substantial losses resulting from injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution and other environmental damages, regulatory investigations and penalties, suspension of our operations and repair and remediation costs. In addition, our liability for environmental hazards may include conditions created by the previous owners of properties that we purchase or lease.

We maintain insurance coverage against some, but not all, potential losses. We do not believe that insurance coverage for all environmental damages that could occur is available at a reasonable cost. Losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operations.

We may not be able to generate enough cash flow to meet our debt obligations, including the Western National Bank and CapWest Resources loans, and thus may not be able to obtain approval of our Plan of Reorganization, or operate successfully in the future if we refinance our debt and emerge from bankruptcy as contemplated by our Plan of Reorganization.

Our ability to refinance our long-term debt, the Western National Bank and CapWest Resources loans, to satisfy our other liabilities and to emerge as an operating company from our current operating status under Chapter 11 of the Federal Bankruptcy Code will depend upon our future performance and our ability to repay or refinance our debt as it becomes due. Our future operating performance if we are successful in emerging from our Chapter 11 reorganization will be affected by economic and capital markets conditions, our financial condition, results of operations and prospects and other factors, many of which are beyond our control. Our ability to meet our debt service obligations may also be affected by changes in prevailing interest rates, as borrowings under our existing senior and subordinated credit facilities bear interest at floating rates. If we are unable to service our indebtedness and fund our operating costs, we will be forced to adopt alternative strategies that may include:

•	reducing or delaying capital expenditures;
•	seeking additional debt financing or equity capital;
•	selling assets; or
•	restructuring or refinancing debt.

We may be unable to complete any such strategies on satisfactory terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under our credit facilities.

Our proved reserve estimates may be inaccurate and future net cash flows are uncertain.

Estimates of proved oil and gas reserves and their associated future net cash flow necessarily depend on a number of variables and assumptions. Among others, changes in any of the following factors may cause estimates to vary considerably from actual results:

•	production rates, reservoir pressure and other subsurface information;
•	future oil and gas prices;
•	assumed effects of governmental regulation;
•	future operating costs;
•	future property, severance, excise and other taxes incidental to oil and gas operations;
•	capital expenditures;
•	work-over and remedial costs.

Our business depends on oil and natural gas transportation facilities, most of which are owned by others.

The marketability of our oil and natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. The lack of availability of these facilities for an extended period of time could negatively affect our revenues. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

Competition in our industry is intense and many of our competitors have greater financial and technological resources.

We operate in the competitive area of oil and gas exploration and production. Many of our competitors are large, well-established companies that have larger operating staffs and significantly greater capital resources than we do.

We are subject to complex laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and gas are subject to extensive Federal, state and local laws and regulations, including complex environmental laws. We may be required to make large expenditures to comply with environmental and other governmental regulations. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, spacing of wells, unitization and pooling of properties, environmental protection, and taxation. Our operations create the risk of environmental liabilities to the government or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. In the event of environmental violations, we may be charged with remedial costs. Pollution and similar environmental risks generally are not fully insurable. Such liabilities and costs could have a material adverse effect on our financial condition and results of operations.

Our acquisition activities may not be successful, which may hinder our replacement of reserves and adversely affect our results of operations.

Under certain circumstances, we may pursue acquisitions of businesses that complement or expand our current business and acquisition and development of new prospects that complement or expand our prospect inventory. We may not be successful in identifying or acquiring any material property interests, which could hinder us in replacing our reserves and adversely affect our financial results and rate of growth. Even if we do identify attractive opportunities, there is no assurance that we will be able to complete the acquisition of the business or prospect on commercially acceptable terms. If we do complete an acquisition, we must anticipate difficulties in integrating its operations, systems, technology, management and other personnel with our own. These difficulties may disrupt our ongoing operations, distract our management and employees and increase our expenses.

Competition for experienced, technical personnel may negatively impact our operations.

Our exploratory and development drilling success depends, in part, on our ability to attract and retain experienced professional personnel. The loss of any key executives or other key personnel could have a material adverse effect on our operations. In particular, the loss of the services of our President, Thomas Grantham, could adversely affect our business, revenues and results of operations. As we continue to grow our asset base and the scope of our operations, our future profitability will depend on our ability to attract and retain qualified personnel, particularly individuals with a strong background in geology, geophysics, engineering and operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company owns its office building, consisting of 7,620 square feet of office space, including shop, warehouse and office complex, in Pampa, Texas.

Item 3. Legal Proceedings

On October 30, 2007, we filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code (the “Code”) with the United States Bankruptcy Court, Northern District of Texas. Our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively, with the same Court. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession. On March 1, 2008, we filed a Plan of Reorganization with the Court. On April 2, 2008, CapWest Resources, Inc. filed its own plan of reorganization and disclosure statement to which we will formally an objection.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Principal Market or Markets: The Company’s common stock trades under the symbol CHAG on the National Quotation Bureau’s “Pink Sheets” service.

High and low bids for the Company’s common stock for the previous eight quarters are shown below.

		BID

Class	Quarter Ended	High	Low

Common	Mar. 31, 2007	0.00	0.00
Common	June 30, 2007	0.20	0.00
Common	Sept. 30, 2007	0.20	0.11
Common	Dec. 31, 2007	0.15	0.02

Common	Mar. 31, 2006	0.00	0.00
Common	June 30, 2006	0.00	0.00
Common	Sept. 30, 2006	0.00	0.00
Common	Dec. 31, 2006	0.00	0.00
_________________________________
$0.00 denotes less than $0.01 per share

(b) Common Stock: On December 31, 2007 there were 64,802,781 shares of common stock issued and outstanding, which were held by more than 400 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

(c) Preferred Stock: The Company at December 31, 2007 had -0- preferred shares issued and outstanding.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this report, we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events, outcomes and other matters that Chancellor plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report.

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

BACKGROUND

We are in the business of acquisition, exploration, and development of natural gas and oil properties, and have completed an initial acquisition of oil and gas leases and related facilities and equipment as described below under “Plan of Operation.” As set forth in detail below, on October 30, 2007, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Northern District of Texas.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.PK. As of December 31, 2007, there were 64,802,781 shares of our common stock issued and outstanding.

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

We had no production operations in calendar year 2006. Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007. During the period ending December 31, 2007 we produced and sold 23,120 barrels of oil and produced and sold 55,831 mcf gas, generating $2,075,956 revenues after royalties, with a one month lag in receipt of revenues for the prior months sales. Start up expenditures, included debt origination expenditures, and the required prepaid hedge were $251,456. We had 84 wells actually producing oil and gas on April 16, 2007 and restored an additional 119 wells by December 31, 2007. The terms of our loan agreement required us to hedge initial oil production; we purchased two 1000 barrel hedge contracts covering the first 24 months production at a cost of $88,900. We also experienced non-recurring expenses related to start-up.

We have a stockholders’ deficiency in the amount of $759,321 at December 31, 2007.

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

We commenced operations on April 16, 2007 with what were 84 actually producing wells. As of December 31, 2007, 203 wells are producing. Productive capacity on April 16, 2007 was estimated to be 70 bopd and 90 mcfd. Productive capacity at December 31, 2007 is estimated to be 84 bopd and 198 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

The following table is for the twelve months ended:

	December 31, 2007%	December 31, 2006%
Oil and Gas Sales
Oil Sales(Bbl)	23,120	0
Natural Gas Sales (Mcf)	55,831	0

Average Sales Price:
Oil, per Bbl:	$73.09	0
Gas, per MMCF:	$7.11	0

Our current production levels for the first quarter of 2008 have increased over the fourth quarter of 2007. The first quarter production has increased by approximately 25 bopd and 8 mcfd gas. We produced approximately 2660, 2730, and 2850 net barrels per month of oil in January, February, and March, respectively. There is no assurance that management will be able to continue to increase production, or to maintain current production levels.

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

On October 30, 2007, as discussed in more detail under “Liquidity and Capital Resources” below, due to notices of default received from Western National Bank and CapWest Resources, Inc., we filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code, and our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession. Our intention making in the Chapter 11 filings is to continue operations of the Company through the Chapter 11 bankruptcy process and to emerge from the Chapter 11 reorganization as an operating company, with our financial structure reorganized, and where all of our creditors would receive the full amounts owed. We have filed a Plan of Reorganization on March 1, 2008. However, there is no assurance that we will be able successfully to reorganize our company in this bankruptcy proceeding.

Liquidity & Capital Resources

As of December 31, 2007 the Company had $218,118 of cash on hand. We have an accumulated deficit of $4,009,659 and have a stockholders’ deficiency of $759,321 at December 31, 2007.

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

Effective July 12, 2007, we executed an agreement (“Modification’), amending the WNB Term Note issued pursuant to the WNB Loan Agreement. The Modification changes the monthly payment date from the 15th to the 25th of each month and extended the maturity date of the loan to April 25, 2010.

Pursuant to the terms of the CapWest Loan Agreement, we have previously executed an assignment of overriding royalty interest under which we conveyed to CapWest a 2% overriding royalty interest (“ORRI”) in our leases, proportionately reduced to our net revenue interest. In addition to the aforementioned 2% ORRI, after payout of Cap West’s loan (as defined in the CapWest Loan Agreement), CapWest will “back-in” for 15% of our gross oil and gas proceeds, conveyed in a Bill of Sale and Assignment of Contractual Rights dated April 13, 2007. We may repurchase this interest based upon a formula specified in the Cap West Loan Agreement. As of August 2, 2007, we entered into a new Bill of Sale and Assignment of Contractual Rights with CapWest that provides for an additional 5% interest for Cap West in the gross oil and gas proceeds from our leases after payout of Cap West’s loan, effectively resulting in an increase of the back-in from 15% to 20% of our gross oil and gas proceeds.

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

Reorganization Plans

We filed a Plan of Reorganization dated March 1, 2008 (the “Plan”), providing for repayment of the WNB and CapWest loans over 42- to 60-month periods, the terms of the repayment being dependent on whether the particular lender accepts the Plan. Under the Plan as filed, the holders of common stock of the Company would retain all of their ownership interest. The Company’s oil and gas leases would be assumed under the Plan, and certain executory contracts would be assumed and certain others rejected.

On April 2, 2008, CapWest Resources, Inc. filed its own plan of reorganization and disclosure statement to which we will formally an objection.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission recently issued “Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates. We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure.

We are exposed to interest rate risk with borrowing under our loans with Western National Bank (“WNB”) and CapWest Resources (“CapWest”). The interest rate under the WNB Loan Agreement is a variable rate equal to the prime rate as defined in this Agreement plus 2%, but in no event to be less than 9.25%. The interest rate under the CapWest Loan Agreement is a variable rate equal to the prime rate as defined in this Agreement plus 4%. Increases or decreases in the prime rate will cause our interest obligations under these Agreements to increase or decrease correspondingly, subject to the floor in the WNB Agreement.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Commodity Price Risk - We are exposed to market risks related to price volatility of crude oil and natural gas. The prices of crude oil and natural gas affect our revenues, since sales of crude oil and natural gas comprise all of the components of our revenues. A decline in crude oil and natural gas prices will likely reduce our revenues, unless we implement offsetting production increases. We do not use derivative commodity instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data.

CHANCELLOR GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

CHANCELLOR GROUP, INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

Larry O’Donnell, CPA, P.C.

Telephone (303) 745-4545
2228 South Fraser Street
Fax (303) 369-9384
Unit I

Email larryodonnellcpa@msn.com
Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Chancellor Group, Inc.

I have audited the accompanying consolidated balance sheets of Chancellor Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chancellor Group, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4.045,659 at December 31, 2007. Additionally, for the year ended December 31, 2007, the Company a net loss of $722,221. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O’Donnell, CPA, P.C.

April 2, 2008

CHANCELLOR GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
ASSETS	2006	2007
Current Assets
Cash in Bank	$830	$218,118
Revenue Receivable	0	248,680
Total Current Assets	830	466,797

Fixed Assets
Leasehold Costs - Developed		4,938,564
Office Building and Equipment		126,073
Fleet-Road		62,263
Heavy Field Equipment& Tools		405,593
Accumulated Depreciation	0	(411,495)
Total Fixed Assets	0	5,120,999

Other Assets
Unamortized Debt Expense		55,500
Prepaid Long Term Hedge		70,848
Deposits	0	250
Total Other Assets	0	126,598

Total Assets	$830	$5,714,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts Payable - Chancellor	$109,828	$109,828
Accounts Payable - Gryphon Production		264,800
Stock Subscription Payable	1,602	1,602
Accrued Interest Payable		113,028
Misc. Accounts Payable & Suspense		10,044

Current portion of Long Term Debt
Note Payable - Senior Debt
Installment Loan - Equipment	0	0
Total Current Liabilities	111,430	499,302

Long Term Liabilities

Note Payable - Investors		5,160
Note Payable - Senior Debt		2,108,332
Note Payable - Subordinated Debt		3,797,345
Installment Loan - Equipment	0	63,576
Total Long Term Liabilities		5,408,344

Stockholders’ equity
Common stock: $.001 par value, 250,000,000 shares authorized, 68,802,781 shares issued & outstanding	60,755	62,605
Preferred Series B stock: $1,000 par value, 250,000 shares authorized, 48,000 issued and converted -0- issued and outstanding

Paid in capital	3,152,083	3,223,733

Accumulated deficit	(3,036,035)	(3,323,438)
Net Income (Loss)	(66,203)	(722,221)
Total Stockholders’ Equity	(110,600)	(759,321)
Total Liabilities And Stockholders’ Equity	$830	$5,714,394

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve Months Ended December 31,
	2006		2007
Sales - Net of Royalties
Oil		$-		$1,689,931
Natural Gas		-		397,152
Other Incomes		-		2,165
		-		2,089,248
Severance Taxes				105,461
Marketing Fees				17,326
Royalties Paid		-		11,127
Net Revenues		-		1,955,334

Operating expenses
Lease Operating Exp		-		1,120,162
Other Operating		66,203
General & Admin.		-		539,230
Depreciation, Depletion, and Amortization		-		411,495
Total Operating Expenses		66,203		2,034,887
Income (loss) from Operations		(66,203)		(115,554)

Other Income (Expenses)
Organization Costs				(49,299)
Hedge Cost Amortization		-		(33,300)
Total Other Inc. (Exp.)		-		(82,599)
Financing Charges
Interest				481,559
Bank Fees Amortization		-		42,509
Total Financing Cost		-		524,068
Income (loss) before provision for income taxes		(66,203)		(722,221)
Provision for income tax		-		-

Net income (loss)		($66,203)		($722,221)
Net income (loss) per share (Basic and fully diluted)	$	(* )	$	(* )

Weighted average number of common shares outstanding		60,755,030		64,802,781

*less than $.01 per share

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Twenty Four Months Ended 12/31/2007

	COMMON Par Value Shares	STOCK $.001 Amount	PREFERRED Series B Amount	Paid in Capital	(Accumulated Deficit)

Balance at December 31, 2005	55,844,261	$55,844	$-	$3,107,886	($3,257,235)

Stock issued for Cash	3,050,000	3,050		27,450

Compensatory stock issuances	1,555,769	1,556		14,002

Stock issued for stock subscription payable	305,000	305		2,745

Net gain (loss) for the year					(66,203)

Balance at December 31, 2006	60,755,030	$60,755	$-	$3,152,083	($3,323,438)

Stock issued for Cash	1,550,000	1,550		35,950

Compensatory stock issuances	2,497,751	300		35,700

Stock issued for stock subscription payable

Net gain (loss) for the year					(722,221)

Balance at December 31, 2006	64,802,781	$62,605	$-	$3,223,733	($4,045,659)

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve Months Ended December 31,
	2006	2007

Cash Flows from Operating Activities:
Net Income (Loss)	($66,203)	(722,221)

Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:

Depreciation and Amortization		411,494
Decrease (Increase) in Operating Assets		(375,277)
Increase (Decrease) in Operating Liabilities		387,872
Accounts Payable & Other	36,533

Total Adjustments	36,533	424,089

Net Cash Provided by (Used in) Operating Activities	(29,670)	(262,132)

Cash Flows for Investing Activities
Capital Expenditures		(5,532,494)

Net Cash Provided (Used) by Investing Activities
Paid in Capital	30,500	73,500

Cash Flows from Financing
Notes Payable Borrowings		5,974,414

Net Increase (Decrease) in Cash	830
Cash Beginning		830

Cash Ending	830	218,118

See Notes to Consolidated Financial Statements

Chancellor Group, Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Chancellor Group, Inc. (the “Company”) was incorporated in the state of Utah on May 2, 1986, and then, on December 31, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company’s primary business purpose is to engage in the exploration and production of oil and gas. In 1996 the Company’s corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc.

On April 16, 2007, the Company closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were believed to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for such oil field equipment was $291,500. The purchase price for the mineral leases and an existing office building, including an attached warehouse/shop building valued at $81,630, was $5,000,000. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, the Company has opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, the Gryphon Production Company subsidiary has acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000, and associated tools and equipment was $6,422. The Company has also acquired a replacement backhoe machine for $67,000. Subsequently, additional field equipment and tools were purchased for $55,857.

The plan is to operate our properties and to restore 10-20 wells per month to production. A typical well restoration is estimated to cost $2,500 to $5,000.

Soon after April 16, 2007, the number of producing wells was determined to be 84. As of December 31, 2007, 203 wells are producing - an increase of 119 wells. Productive capacity on April 16 was estimated to be 70 bopd and 90 mcfd. Productive capacity at December 31 is estimated to be 96 bopd and 233 mcfd gas.” The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

As set forth in Note 9 below, on October 30, 2007, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Northern District of Texas.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc., and will include its newly formed, wholly owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as “the Company”. Any inter-company accounts and transactions have been eliminated. Former subsidiaries, Radly Petroleum, Inc., Lichfield Petroleum America, Inc. , and Getty Petroleum, Inc., no longer exist.

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

Net Income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

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

Products and Services, Geographic Areas and Major Customers

The Company plans to develop its domestic oil and gas properties, located in Gray and Carson counties, Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers are Valero Marketing, DCP Midstream, and Eagle Rock Energy.

Revenue Recognition

The Company recognizes revenue when a product is sold to a customer, either for cash or as evidenced by an obligation on the part of the customer to pay.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and long term debt, as reported in the accompanying balance sheet, approximates fair value.

Employee Stock-Based Compensation

The Company uses the intrinsic value method of accounting for employee stock-based compensation.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155 which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity’s fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

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

At December 31, 2007, the Company had approximately $4,009,659 in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $802,000 resulting from the loss carry-forward has been offset by a 100% valuation allowance. The increase in the valuation allowance from year end 2006 to the end of 2007 was approximately $142,000. The net operating loss carry-forwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 64,802,781 shares issued and outstanding as of December 31, 2007.

Preferred Stock

Preferred Series B Stock - The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock (“Series B”). Each Series B share is convertible at into 166.667 shares of the Company’s common stock upon election by the shareholder, with dates and terms set by the Board. 48,000 Series B shares have been issued and converted in prior years.

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

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as Amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2005, 2006 or as of the close of the year ending December 31, 2007.

NOTE 5. GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has had recurring losses from operations, negative working capital, and stockholders’ equity deficiency. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters includes restoring sufficient production capacity from the recently acquired properties so as to achieve positive cash flow, as well as raising working capital to assure the Company’s viability, through private or public equity offerings and/or debt financing; and acquiring and developing profitable oil and gas properties. There can be no assurance that either operating or capital market transactions will be successful.

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

Note 9. BANKRUPTCY PROCEEDING

The Company received a notice of defaults from Western National Bank and CapWest Resources, Inc. on October 16, 2007 as to the existence of an event of default regarding its consolidated debt service coverage ratio, which had been waived by both financial institutions through October 15, 2007, and an event of default relating to the departure of Mr. Bradley W. Fischer as its Chief Executive Officer. As to the noticed default regarding its consolidated debt service coverage ratio, the October 16 notices from the lenders provided us until November 15, 2007 to take appropriate curative action. With regard to the management change, both lenders expressed a willingness to meet with Thomas Grantham, Mr. Fischer’s successor as the Company’s President and did, in fact, meet with Mr. Grantham. On October 22, 2007, the Company received an oral communication from a representative of one the lenders to the effect that the lenders would not waive this event of default and that they would not extend the November 15, 2007 compliance deadline for the debt service coverage ratio covenants. In continuing negotiations, on October 25, 2007, the lenders further advised that the banks would not foreclose on the Company’s assets if the Company agreed to pay the lenders in full by December 15, 2007, execute a release of the banks from liability, and deliver into escrow a deed in trust on all its properties and assets that would be released from escrow and delivered to the banks on December 15, 2007 if all loans were not paid in full.

Due to the potential for an immediate event of default under the WNB and CapWest loan agreements, unless the Company signed additional documents with the banks with the required payoff of their loans by December 15, 2007, on October 30, 2007, the Company filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code (the “Code”) with the United States Bankruptcy Court, Northern District of Texas. The Company’s operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively, with the same Court. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession.

The Company’s intention making in the Chapter 11 filings is to continue operations of the Company through the Chapter 11 bankruptcy process and to emerge from the Chapter 11 reorganization as an operating company, with its financial structure reorganized, and where all of its creditors would receive the full amounts owed.

Note 10. SUBSEQUENT EVENTS

On March 1, 2008, the Company filed a plan of reorganization in the Chapter 11 bankruptcy case which provides, inter alia, for repayment of its lenders, Western National Bank and CapWest Resources, over periods of 42 to 60 months, depending on whether the lender has accepted the plan of reorganization. The plan also provides that the holders of common stock of the Company would retain all of their ownership interest. On April 2, 2008, CapWest Resources, Inc. filed its own plan of reorganization and disclosure statement to which the Company will formally an objection.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of December 31, 2007, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Directors and Officers of the Registrant as of the date of this report are as follows:

Name	Age	Position	Served as a Director since

Maxwell Grant	70	Chairman and Director	May 23, 2007

Thomas Grantham	59	President and Chief Financial Officer

Robert Gordon	64	Director	May 1, 2002

Dudley Muth	68	Director	April 5, 2002

John C.Y. Lee	35	Director	July 1, 2006

Peter Harris	54	Director	April 16, 2007

All Directors of the Company hold office until successors are elected according to the Company’s by-laws.

Officers of the Company are elected by the Board of Directors according to the Company’s by-laws and hold office until their death, resignation, or removal from office.

Maxwell Grant whose company, Koala Pictures, is Chancellor’s largest shareholder, has a business degree and a journalism diploma in 1960 from Melbourne University. A former international journalist and university lecturer in the early 1960’s in labor relations at Monash University, Melbourne, his New York-published novels have been translated into several languages. His wide range of interests include TV and film production, film financing and more recently oil and gas. For the last three years, Mr. Grant has primarily concentrated on locating a suitable acquisition for the Company and worked on several other film and investment projects. He co-founded in the late 1990’s and was a 19% shareholder of Majestic Film Management Limited, Melbourne, Australia, which raised several million dollars for international feature films for Village Roadshow Pictures. The film JOEY, which he conceived and on which he was Associate Producer, was sold internationally to MGM. Mr. Grant devoted his time and efforts to locate for Chancellor its recently-acquired producing oil and gas property, Caldwell Production Company, in Texas. He participated in negotiations on behalf of the Company for the purchase of the property and identified the sources of financing for the Company to complete the acquisition.

Mr. Grantham is a Certified Public Accountant and received his BAA degree in accounting from West Texas A&M University. Mr. Grantham has extensive oil and gas experience, for the past two years having managed a four-lease, 18-well neighboring property in Gray County Texas. After working for Peat Marwick Mitchell, a major accounting firm and a large firm in the financial services sector, Mr. Grantham, for the past 21 years, has been a partner in Grantham, Cory and Hare, P.C., Pampa, Texas, a full-service accounting firm.

Mr. Robert Gordon is a former senior editor with Mr. Rupert Murdoch’s News Corporation. Since 1998, Mr. Gordon has been the CEO of Corporate Writers Australia, an investor relations firm in Melbourne, Australia, specializing in the oil and gas industry. He joined our Board of Directors in 2002.

Mr. Dudley Muth is a Los Angeles attorney and a broker-dealer compliance officer. From October 2002 to the present, Mr. Muth has been the Director of Compliance for the Shemano Group, Los Angeles, Calilfornia. Mr. Muth received a BA in Economics from Pomona College in 1961, an MBA in Accounting and Industrial Relations from the University of California Los Angeles in 1963, and a JD from the University of Southern California School of Law in 1966.

Malaysian-born Mr. John C. Y. Lee, is a former foreign exchange dealer and stockbroker. He has facilitated investments, mergers and acquisitions in various Australian private and public companies on behalf of Asian investors. He is a co-director of Imperial Pacific Proprietary Limited.

Peter Harris, age 54, has a Bachelor of Business Administration degree from the Royal Melbourne Institute of Technology University and is completing his Master’s of Business Administration at the same university. He is Executive Director of the Uranium Club of Australia, a member of the Advertising Federation of Australia and has been a director of Recycle (Australia) since 1996. He is currently overseeing the planning and implementation of exploration for metals under an exploration license issued by Minerals Tasmania, the minerals arm of the Tasmanian Government in Australia, and is currently in charge of strategy and development for a Melbourne-based investor relations firm specializing in publicly-traded oil and gas companies.

Item 11. Executive Compensation

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Bradley W. Fischer, Chief Executive Officer	2007	100,000							100,000
Thomas H. Grantham President and Chief Financial Officer (1)	2007	10,000							10,000
Alan Wright, Chief Financial Officer	2007	50,000		36,000					86,000

(1) The Board of Directors of the Company has approved a stock award of 250,000 shares for Thomas H. Grantham, the Company’s President and Chief Financial Officer. Such stock award was deferred until the Company’s emergence from the Chapter 11 bankruptcy proceeding and, accordingly, is not considered compensation to Mr. Grantham in 2007.

Director Compensation

In 2007, the Board of Directors of the Company approved the stock awards of 70,000 shares for Maxwell Grant, 120,000 shares each for Dudley Muth, Robert Gordon and John Lee, and of 90,000 shares for Peter Harris. Such stock awards have been deferred until the Company’s emergence from the Chapter 11 bankruptcy proceeding and, accordingly, are not considered compensation to the directors in 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2008, on which date 64,802,781 shares of common stock were outstanding, the ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Company’s common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group.

		NO. OF SHARES	% OF CLASS
NAME

Maxwell Grant (1)	Chairman and Director	24,517,253	36.43%

Dudley Muth (2)	Director	2,488,400	3.84%
11755 Wilshire Blvd.
Suite 1650
Los Angeles, CA 90025

Robert Gordon	Director	5,084,800	7.85%
401 Collins Street
Melbourne
Victoria 3000
Australia

John C.Y. Lee	Director	250,000.39%
c/o the Company
216 S. Price Rd.
Pampa, TX 79065

Peter Harris	Director	100,000.15%
162/299 Queen St.
Melbourne
Victoria 3000
Australia

All Directors and Officers as a group (6 persons)		32,440,053	47.49%

(1)
Mr. Grant owns 100% of the equity interests in Koala Pictures Proprietary Ltd. (“Koala”) which owns 22,017,253 shares of common stock. Axis Network (an affiliate of Koala) owns 8,453 shares of common stock. Mr. Grant’s address is c/o the Company, 216 South Price Road, Pampa, TX 79065. As previously reported, Koala holds warrants expiring December, 2009, to purchase 2,500,000 shares of common stock at an exercise price of $.02 per share.

(2)	As previously reported, Mr. Muth holds warrants expiring December, 2009 to purchase 1,000,000 shares of common stock at an exercise price of $.025 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In March and April 2007, a private company controlled by a major stockholder (who became a director in May 2007) was paid consultancy fees of $25,000 for past work, some of which dated back to previous years.

In May, June and July 2007, a private company controlled by a director was paid $6,000 for each of those three months for a total payment of $18,000.

Pursuant to an agreement dated 12th August, 2004, between Chancellor and Axis Network Pty, Ltd. (a private company controlled by Maxwell Grant) Axis is entitled to a six and one-quarter percent (6.25%) override for identifying and helping secure the producing property Chancellor subsequently bought. At a Board meeting on 15th January, 2007, Mr. Grant volunteered, on behalf of Axis, to freeze the Axis override to help secure a loan to purchase the producing oil and gas property in Pampa, Texas which Chancellor and its subsidiaries now own. At that Board meeting, the directors agreed, in view of the override blockage, that the override due Axis should accrue, except that, at any time, Axis had the right, at its sole discretion, to take warrants for shares of common stock in lieu of override amounts according to the following formula:

1. For the first 12 months after the acquisition of the property, warrants at an exercise price of 5 (five) cents.
2. For the next 12 months after acquisition, at a price of 10 (ten) cents.
3. For the third 12 months after acquisition and thereafter at a price of 15 (fifteen) cents.

Mr. Grant did not join the Board until May, 2007. No warrants have so far been issued.

Under the loan agreements between the Company and the Company’s senior and subordinated lenders, Western National Bank and Capwest Resources, Inc., this overriding royalty interest is subordinated to the payment in full of the loans made by these lenders.

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees.
The aggregate fees billed by our current independent auditors, Larry O’Donnell, CPA, P.C., for professional services rendered for the audit of our financial statement filed as part of our 2007 Form 10-KSB filing and for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-QSB filed for the fiscal year of 2007 are $6,800.

The aggregate fees billed by Larry O’Donnell, CPA, P.C. for professional services rendered for the audit of our financial statement filed as part of our 2006 Form 10-KSB filing and for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-QSB filed for the fiscal year of 2006 are $6,800.

(2) Audit-Related Fees.
There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

(3) Tax Fees.
There have been no tax fees billed by our accountants in each of the last two fiscal years of our Company.

(4) All Other Fees.
There have been no other fees billed by our accountants in each of the last two fiscal years of our Company.

(5)
It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6) Not applicable.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
2.1	Plan of Reorganization dated March 1, 2008, filed with the United States Bankruptcy Court for the Northern District of Texas, Amarillo Division, filed herewith.
3.1
Certificate of Incorporation of Nighthawk Capital, Inc. (Utah)(incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.2
Articles of Incorporation of Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.3
Articles of Merger of Nighthawk Capital, Inc. (Utah) into Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.4	By-Laws (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).
10.1
Agreement and Plan of Reorganization, dated October 19, 2000, between Chancellor Group, Inc. and Southwin financial, Ltd. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2000).

10.5
Purchase and Sale Agreement, dated as of April 16, 2007, by and between Gryphon Production Company, LLC and Caldwell Production Company (incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

10.6
Purchase and Sale Agreement, dated as of April 16, 2007, by and between Gryphon Field Services, LLC and Caldwell Production Company(incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

10.7
Loan Agreement, dated April 13, 2007, by and among the Company, Gryphon Production Company, LLC, and Gryphon Field Services Company, LLC, as borrowers, and Western National Bank, as lender(incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

10.8
Form of Multiple Advance Term Promissory Note issued by the Company pursuant to the Western National Bank Loan Agreement(incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

10.9
Loan Agreement, dated April 13, 2007, by and among the Company, Gryphon Production Company, LLC, and Gryphon Field Services, LLC, as borrowers, and CapWest Resources, Inc., as lender(incorporated by reference to Exhibit No. 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

10.10
Form of Multiple Advance Term Promissory Note issued by the Company pursuant to the CapWest Resources, Inc. Loan Agreement (incorporated by reference to Exhibit No. 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

10.11
Agreement to Issue Warrants, dated April 13, 2007, between the Company and CapWest Resources, Inc. (incorporated by reference to Exhibit No. 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

10.12
Employment Letter Agreement, effective April 16, 2007, between the Company and Bradley W. Fischer (incorporated by reference to Exhibit No. 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

Exhibit No.	Description
10.13
Modification dated as of July 27, 2007, to Form of Multiple Advance Term Promissory Note issued by the Company pursuant to the CapWest Resources, Inc. Loan Agreement (incorporated by reference to Exhibit No. 10.13 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2007).

10.14
First Amendment, dated as of August 9, 2007, to Loan Agreement, dated April 13, 2007, by and among the Company, Gryphon Production Company, LLC, and Gryphon Field Services, LLC, as borrowers, and CapWest Resources, Inc., as lender (incorporated by reference to Exhibit No. 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2007).

10.15
Bill of Sale and Assignment of Contractual Rights, dated as of August 9, 2007, by and among the Company, Gryphon Production Company, LLC, and Gryphon Field Services, LLC, as borrowers, and CapWest Resources, Inc., as lender (incorporated by reference to Exhibit No. 10.15 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2007).

10.16
First Modification and Amendment, dated as of August 9, 2007 to Advancing Line of Credit/Term Note issued by the Company pursuant to the CapWest Resources, Inc. Loan Agreement (incorporated by reference to Exhibit No. 10.16 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2007).

10.17
Separation Agreement and Release, dated October 16, 2007, between the Company and Bradley W. Fischer (incorporated by reference to Exhibit No. 10.17 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2007).

14
The Chancellor Group and Gryphon Production Code of Conduct (incorporated by reference to Exhibit No. 14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2007).

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed hereiwth.
32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2008.

CHANCELLOR GROUP, INC.

By:	/s/Thomas Grantham
President, Principal Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 7, 2008.

Chairman and Director
/s/ Maxwell Grant

Director:
/s/ Robert Gordon
Robert Gordon

Director:

Dudley Muth

Director:

John C.Y. Lee

Director
/s/ Peter Harris
Peter Harris