Form 10-Q
period 2008-03-31
CHANCELLOR GROUP INC/
filed 2008-05-14
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 64,802,781 as of May 13, 2008.

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4T.	Controls and Procedures	16

PART II

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

EXHIBIT INDEX		17

Item 1. Financial Statements

Chancellor Group, Inc.
(A Development Stage Company)

I N D E X

Page No.

Balance Sheets as at March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	2

Statements of Operations
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)	3

Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-10

Chancellor Group, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current Assets
Cash in Bank	$182,583	$218,118
Revenue Receivable	367,667	248,680
Other	920	0
Total Current Assets	551,170	466,797

Fixed Assets
Leasehold Costs - Developed	4,988,183	4,938,564
Office Building & Equipment	127,463	126,073
Fleet - Road	65,298	62,263
Heavy Field Equipment & Tools	393,150	405,593
Accumulated Depreciation	(549,782)	(411,495)
Total Fixed Assets	5,024,312	5,120,999

Other Assets
Unamortized Debt Expense	56,678	55,500
Prepaid Long Term Hedge	44,400	70,848
Deposits	4,833	250
Total Other Assets	105,911	0

Total Assets	$5,681,393	$5,714,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable -- Chancellor	$109,828	$109,828
Accounts Payable - Gryphon Production	317,217	264,800
Accrued Interest Payable	146,726	113,028
Miscellaneous Accounts Payable & Suspense	34,114	10,044
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	609,487	499,302

Long Term Liabilities
Note Payable -- Senior Debt	2,078,177	2,108,332
Note Payable - Subordinated Debt	3,797,345	3,797,345
Installment Loan - Equipment	59,983	63,576
Note Payable - Investors	5,160	5,160
Total Long Term Liabilities	5,940,665	5,408,344

Stockholders’ Equity
Common Stock: $.001 par value, 250,000,000
shares authorized, 64,802,781 shares
issued and outstanding at December 31, 2007
and March 31, 2008	64,803	62,605
Paid in Capital	3,221,735	3,223,733
Accumulated Deficit	(4,155,297)	(4,045,659)
Total Stockholders’ Equity	(868,759)	(759,321)
Total Liabilities and Stockholders’ Equity	$5,681,393	$5,714,394

See Notes to Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Unaudited)

	March 31, 2008		March 31, 2007
Sales - Net of Royalties Paid to Others
Oil		$786,495		$0
Natural Gas		149,709
Other Income		1,150		0
Gross Revenue		937,354		0

Severance Taxes		46,501
Marketing Fees		7,733
Royalties Paid		12		0

Net Revenue		883,108		0

Operating Expenses
Lease Operating Expense		317,665
Other Operating Expense		344,469
General & Administrative Expense		16,735		12,015
Depreciation, Depletion & Amortization		138,287		0
Total Operating Expense		817,156		0

Income (loss) From Operations		65,952		(12,015)

Other Income (Expenses)
Organization Costs
Hedge Costs Amortization		11,100		0
Total Other Income (Expense)		11,100		0

Financing Charges
Interest		150,319
Bank Fees Amortization		14,170		0
Total Financing Charges		164,489		0

Income (Loss) before provision for Income
Taxes		(109,637)		(12,015)

Provision for Income Taxes		0		0

Net Income (Loss)	$	(109,637)	$	(12,015)

Net Income (Loss) per Share
(Basic and Fully Diluted)	$	( * )	$	( * )

Weighted Average Number of Common Shares
Outstanding		64,802,781		59,580,030

* Less than $.01 per Share

See Notes to Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Unaudited)

	March 31, 2008		March 31, 2007
Cash Flows From Operating Activities:
Net Income (loss)	$	(109,637)	$	(12,016)

Adjustments to reconcile net income
(loss) to net cash provided by
(used for) operating activities:
Depreciation & Amortization		138,287
(Increase) Decrease in Operating Assets		(99,222)
Increase (Decrease) in Operating
Liabilities		110,185		0
Net Cash Provided by (used for)
Operating Activities		39,613		(0)

Cash Flows From Investing Activities
Capital Expenditures		(41,599)		0
Net Cash Provided by (used for)
Investing Activities		(41,599)		0

Cash Flows From Financing Activities
Notes Payable		(33,749)		5,000
Sales of Common Stock		200		22,500
Net Cash Provided by (used for)
Financing Activities		(33,549)		27,500

Net Increase (Decrease) in Cash		(35,535)		15,484
Cash at the Beginning of the Period		218,118		830

Cash at the End of the Period		$182,583		$16,314

See Notes to Consolidated Financial Statements

Chancellor Group, Inc.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

Productive capacity at December 31, 2007, was estimated to be 84 bopd and 198 mcfd gas. As of March 31, 2008, 210 wells are producing - an increase of 7 wells since the end of the year. Productive capacity at March 31, 2008 is estimated to be 96 bopd and 207 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

As set forth in Note 4 below, on October 30, 2007, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, District of Northern District of Texas.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc., and those of its wholly owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated.

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

At March 31, 2008, the Company had approximately $4,155,297 in unused federal net operating loss carry-forwards, which begin to expire in the year 2011. A deferred tax asset of approximately $831,000 resulting from the loss carry-forward has been offset by a 100% valuation allowance. The increase in the valuation allowance from year end 2007 to the end of March 31, 2008 was approximately $29,000. The net operating loss carry-forwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

NOTE 3. STOCKHOLDERS' EQUITY

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 64,802,781 shares issued and outstanding as of March 31, 2008 which was unchanged from the year end.

Preferred Stock

Preferred Series B Stock - The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock ("Series B"). Each Series B share is convertible at into 166.667 shares of the Company's common stock upon election by the shareholder, with dates and terms set by the Board. No shares of Series B preferred stock are outstanding.

Stock Options

Non-employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the years ended December 31, 2006 and 2007, no options were issued, exercised or cancelled. There were no stock options issued in the first quarter of 2008.

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

In addition, at the closing of the purchase of the Caldwell Assets, pursuant to an Agreement to Issue Warrants, dated April 13, 2007, with CapWest Resources, Inc. (“CapWest”), we also issued CapWest a warrant (“CapWest Warrants”) to purchase 2,000,000 shares of our common stock, at a purchase price of $0.001 per share, which warrant is exercisable at any time up to April 13, 2012. CapWest has a put option during the period beginning on the first to occur of the following dates (a) the second anniversary of our Loan Agreement with CapWest; or (b) the date when the Company shall have paid CapWest’s loan in full to put the CapWest Warrants to the Company for repurchase at an exercise price of $1,000,000. These amounts are unchanged between December 31, 2007 and March 31, 2008.

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as Amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2005, 2006 or as of the close of the year ending December 31, 2007. There were no stock options issued in the first quarter of 2008.

NOTE 4. GOING CONCERN UNCERTAINTY

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

The Company filed a bankruptcy petition on October 30, 2007 under Chapter 11 of the United States Bankruptcy Code, and our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession. Our intention making in the Chapter 11 filings was to continue operations of the Company through the Chapter 11 bankruptcy process and to emerge from the Chapter 11 reorganization as an operating company, with our financial structure reorganized, and where all of our creditors would receive the full amounts owed. However, there is no assurance that we will be able successfully to reorganize our company in this bankruptcy proceeding.

NOTE 5. CONTINGENT LIABILITY

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

NOTE 6. DEBT

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

On August 2, 2007, we agreed in principle, subject to definitive documentation, with CapWest to amend the CapWest Loan Agreement in order to increase the loan by $250,000. The terms of the agreement in principle were: a) The Company must pay accrued interest thru July 30, by August 20, 2007. The Company has paid $42,000 in August, and must pay an additional $85,000 by that date; b) CapWest agreed to require monthly interest only thereafter, until December 31, 2007; c) The Company agreed to raise $250,000 in common equity by October 31,2007; d) The Company agreed to reduce administrative salaries by $25,000 per month; e) The net revenue interest after payout provided in the CapWest loan was increased from 15% to 20%.

On October 30, 2008 the Company filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code, and our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively. The current loan balances due to WNB are $2,078,177 and $59,983 and are currently subject to interest only payments. The current loan balance due to CapWest is $3,797,345 and is also currently subject to interest only payments.

Note 7. ACCUMULATED COMPENSATED ABSENCES
It is the Company’s policy to permit employees to accumulate a limited amount of earned by unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.PK. As of May 1, 2008, there were 64,802,781 shares of our common stock issued and outstanding.

Three Months Ended March 31, 2008

We had no production operations in the first quarter of calendar year 2007. Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007. During the period ending December 31, 2007, we produced and sold 23,120 barrels of oil and produced and sold 55,831 mcf gas. We had 84 wells actually producing oil and gas on April 16, 2007 and restored an additional 119 wells by December 31, 2007. In the three month period ended March 31, 2008, we produced and sold net 8,268 barrels of oil and produced and sold net 18,599 mcf gas, generating revenues of $937,354. During this period, we restored an additional 7 wells, so that at March 31, we had 210 wells actually producing.

PLAN OF OPERATION

On April 16, 2007, we closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were thought to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for the mineral leases and an existing office building including an attached warehouse/shop building valued at $81,630, was $5,000,000, and for the equipment $291,500. The oil and natural gas leases purchased are on approximately 8,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, we has opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, the Gryphon Production Company subsidiary we have acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000 and associated tools and equipment was $6,422. We have also acquired a replacement backhoe machine for $67,000. Subsequently, additional field equipment and tools were purchased for $31,184. We were also required to invest $38,949 in the rehabilitation and restoration of the office building.

We commenced operations on April 16, 2007 with what were 84 actually producing wells. As of December 31, 2007, 203 wells are producing. Productive capacity on April 16, 2007 was estimated to be 70 bopd and 90 mcfd. Productive capacity at March 31, 2008 is estimated to be 96 bopd and 198 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

The following table is for the three months ended:

	March 31, 2008%	March 31, 2007%
Oil and Gas Sales
Oil Sales(Bbl)	8,268	0
Natural Gas Sales (Mcf)	18,599	0

Average Sales Price:
Oil, per Bbl:	$95.07	0
Gas, per MMCF:	$8.05	0

Our current production levels for the first quarter of 2008 have increased over the fourth quarter of 2007. The first quarter production has increased by approximately 12 bopd and 9 mcfd gas. We produced 2663, 2729, and 2876 net barrels per month of oil in January, February, and March, respectively. There is no assurance that management will be able to continue to increase production, or to maintain current production levels.

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

On October 30, 2007, as discussed in more detail under “Liquidity and Capital Resources” below, due to notices of default received from Western National Bank and CapWest Resources, Inc., we filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code, and our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession. Our intention making in the Chapter 11 filings was to continue operations of the Company through the Chapter 11 bankruptcy process and to emerge from the Chapter 11 reorganization as an operating company, with our financial structure reorganized, and where all of our creditors would receive the full amounts owed. However, there is no assurance that we will be able successfully to reorganize our company in this bankruptcy proceeding.

We have filed a Plan of Reorganization on March 1, 2008, and an amendment thereto on April 21, 2008. CapWest Resources, Inc. filed a plan of reorganization on April 2, 2008, and we have filed on May 2, 2008, an objection to that plan.

Liquidity & Capital Resources

As of March 31, 2008 the Company had $182,513 of cash on hand. We have an accumulated deficit of $4,155,297 and have a stockholders' deficiency of $868,759 at March 31, 2008.

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

On April 2, 2008, CapWest Resources, Inc. filed its own plan of reorganization and disclosure statement to which we filed an objection on May 2, 2008.

On April 21, 2008, we filed an amended Plan, in which we set forth a preliminary financing commitment we had received that would enable us to pay off our lenders and emerge from the Chapter 11 reorganization proceeding.

On May 2, 2008, we filed our objections to CapWest Resouces, Inc.’s plan of reorganization and disclosure statement. In this filing we included professional evaluations of the value of our oil and gas reserves that show the value of our reserves substantially to exceed the sum of our obligations to Western National Bank and CapWest Resources, Inc.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company's President and Chief Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. This officer has as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Quarterly Report. Since his evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

On October 30, 2007, we filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code (the “Code”) with the United States Bankruptcy Court, Northern District of Texas. Our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively, with the same Court. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession. On March 1, 2008, we filed a Plan of Reorganization with the Court, and on April 21, 2008 filed an amendment to that plan. On April 2, 2008, CapWest Resources, Inc. filed its own plan of reorganization and disclosure statement to which we filed a formal objection on May 2, 2008.

ITEM 6. Exhibits.

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chancellor Group, Inc. (Registrant)

By:	/s/ Thomas Grantham
President and Chief Financial Officer

Date: May 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.