Form 10-Q
period 2008-06-30
CHANCELLOR GROUP INC/
filed 2008-08-14
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________________________

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 64,802,781 as of August 1, 2008.

ii

Item 1. Financial Statements

Chancellor Group, Inc.
(A Development Stage Company)

I N D E X
Page No.

Balance Sheets as at June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2

Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	3

Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-10

Chancellor Group, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash in Bank	$305,075	$218,118
Revenue Receivable	331,492	248,680
Prepaid Insurance	60,447	0
Total Current Assets	697,014	466,797

Fixed Assets
Leasehold Costs - Developed	5,000,678	4,938,564
Office Building & Equipment	127,463	126,073
Fleet - Road	66,052	62,263
Heavy Field Equipment & Tools	430,375	405,593
Accumulated Depreciation	(688,679)	(411,495)
Total Fixed Assets	4,935,889	5,120,999

Other Assets
Unamortized Debt Expense	45,842	55,500
Prepaid Long Term Hedge	33,300	70,848
Deposits	250	250
Total Other Assets	79,392	126,598

Total Assets	$5,712,295	$5,714,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable — Chancellor	$109,828	$109,828
Accounts Payable - Gryphon Production	393,349	264,800
Accrued Interest Payable	410,910	113,028
Miscellaneous Accounts Payable & Suspense	41,576	10,044
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	957,265	499,302

Long Term Liabilities
Note Payable — Senior Debt	1,962,557	2,108,332
Note Payable - Subordinated Debt	3,797,345	3,797,345
Installment Loan - Equipment	56,750	63,576
Note Payable - Investors	5,160	5,160
Total Long Term Liabilities	5,821,812	5,974,413

Stockholders’ Equity
Common Stock: $.001 par value, 250,000,000 shares authorized, 64,802,781 shares issued and outstanding at December 31, 2007 and June 30, 2008	64,803	62,605
Paid in Capital	3,221,735	3,223,733
Accumulated Deficit	(4,353,320)	(4,045,659)
Total Stockholders’ Equity	(1,066,782)	(759,321)
Total Liabilities and Stockholders’ Equity	$5,712,295	$5,714,394

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
(Unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2008		2007		2008		2007
Sales - Net of Royalties Paid
Oil		$930,480		$268,473		$1,718,096		$268,473
Natural Gas		230,240		21,912		379,950		21,912
Other Income		600		0		1,750		0
Gross Revenue		1,161,320		290,385		2,099,796		290,385

Severance Taxes		58,692		13,881		105,245		13,881
Marketing Fees		9,023		1,474		16,755		1,474
Royalties Paid		0		0		13		0

Net Revenue		1,093,605		275,030		1,977,783		275,030

Operating Expenses
Lease Operating Expense		419,050		88,157		736,715		88,157
Other Operating Expense		331,454		329,426		659,573		325,658
General & Administrative Expense		93,392		112,970		126,476		104,743
Depreciation, Depletion & Amortization		138,897		136,813		277,184		136,813
Total Operating Expense		982,793		667,366		1,799,948		655,371

Income (loss) From Operations		110,812		(392,336)		177,835		(380,341)

Other Income (Expenses)
Organization Costs				(49,299)				(49,299)
Hedge Costs Amortization		(11,100)		(11,100)		(22,200)		(11,100)
Total Other Income (Expense)		(11,100)		(60,399)		(22,200)		(60,399)

Financing Charges
Interest		283,388		39,313		433,290		39,292
Bank Fees Amortization		15,419		14,170		30,006		14,170
Total Financing Charges		298,807		53,483		463,296		56,462

Income (Loss) before provision for
Income Taxes		(109,095)		(506,218)		(307,661)		(494,202)

Provision for Income Taxes		0		0		0		0

Net Income (Loss)	$	(199,095)	$	(506,218)	$	(307,661)	$	(494,202)

Net Income (Loss) per Share (Basic and Fully Diluted)	$	( * )	$	( * )	$	( * )	$	( * )

Weighted Average Number of Common Shares Outstanding		64,802,781		60,828,906		64,802,781		63,253,906

* Less than $.01 per Share

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
(Unaudited)

	June 30, 2008		June 30, 2007
Cash Flows From Operating Activities:
Net Income (loss)	$	(307,661)	$	(506,218)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation & Amortization		277,184		136,813
(Increase) Decrease in Operating Assets		(96,054)		(176,887)
Increase (Decrease) in Operating Liabilities		457,963		44,907
Net Cash Provided by (used for) Operating Activities		331,432		(501,385)

Cash Flows From Investing Activities Capital Expenditures		(92,074)		(5,489,303)
Net Cash Provided by (used for) Investing Activities		(92,074)		(5,489,303)

Cash Flows From Financing Activities
Notes Payable		(152,601)		6,072,000
Paid in Capital				37,500
Sales of Common Stock		200		0
Net Cash Provided by (used for) Financing Activities		(152,401)		6,109,500

Net Increase (Decrease) in Cash		86,957		118,812
Cash at the Beginning of the Period		218,118		829

Cash at the End of the Period		$305,075		$119,641

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

On April 16, 2007, the Company closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were believed to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for such oil field equipment was $291,500. The purchase price for the mineral leases and an existing office building, including an attached warehouse/shop building valued at $81,630, was $5,000,000. The oil and natural gas leases purchased are on approximately 14,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, the Company has opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas.

The plan is to operate our properties and to restore 10-20 wells per month to production. A typical well restoration is estimated to cost $2,500 to $5,000.

Productive capacity at December 31, 2007, was estimated to be 96 bopd and 233 mcfd gas. As of June 30, 2008, 218 wells are producing - an increase of 15 wells since the end of the year. Productive capacity at June 30, 2008 is estimated to be 116 bopd and 236 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

At December 31, 2007, the Company had approximately $4.3 million in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2011. A deferred tax asset of approximately $1,462,000 resulting from the loss carry-forward has been offset by a 100% valuation allowance. The increase in the valuation allowance from year end 2006 to the end of 2007 was approximately $334,900. The net operating loss carry-forwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

At June 30, 2008, the Company had approximately $4.6 million in unused federal net operating loss carry-forwards, which begin to expire in the year 2011. A deferred tax asset of approximately $1,564,000 resulting from the loss carry-forward has been offset by a 100% valuation allowance. The increase in the valuation allowance from year end 2007 to the end of June 30, 2008 was approximately $102,000. The net operating loss carry-forwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

NOTE 3. STOCKHOLDERS' EQUITY

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 64,802,781 shares issued and outstanding as of June 30, 2008 which was unchanged from the year end.

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

The Company currently has stock options outstanding in the following amounts: 2,000,000 options exercisable for one share of common stock at an exercise price of $0.025 per share, currently exercisable, expiring December 31, 2009, and 4,000,000 options exercisable for one share of common stock at an exercise price of $0.02 per share, currently exercisable, expiring December 31, 2009.

In addition, at the closing of the purchase of the Caldwell Assets, pursuant to an Agreement to Issue Warrants, dated April 13, 2007, with CapWest Resources, Inc. (“CapWest”), we also issued CapWest a warrant (“CapWest Warrants”) to purchase 2,000,000 shares of our common stock, at a purchase price of $0.001 per share, which warrant is exercisable at any time up to April 13, 2012. CapWest has a put option during the period beginning on the first to occur of the following dates (a) the second anniversary of our Loan Agreement with CapWest; or (b) the date when the Company shall have paid CapWest’s loan in full to put the CapWest Warrants to the Company for repurchase at an exercise price of $1,000,000. These amounts are unchanged between December 31, 2007 and June 30, 2008.

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2005, 2006 or as of the close of the year ending December 31, 2007. There were no stock options issued in the first and second quarters of 2008.

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

On August 2, 2007, we agreed in principle, subject to definitive documentation, with CapWest to amend the CapWest Loan Agreement in order to increase the loan by $250,000. The terms of the agreement in principle were: a) The Company must pay accrued interest thru July 30, by August 20, 2007. The Company has paid $42,000 in August, and must pay an additional $85,000 by that date; b) CapWest agreed to require monthly interest only thereafter, until December 31, 2007; c) The Company agreed to attempt to raise $250,000 in common equity by October 31, 2007; d) The Company agreed to reduce administrative salaries by $25,000 per month; e) The net revenue interest after payout provided in the CapWest loan was increased from 15% to 20%.

On October 30, 2008 the Company filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code, and our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively. The current loan balances due to WNB are $1,962,557 and $56,750. WNB has elected under the subordination terms of the loan agreements to take interest and principal payments against its debt. Consequently, the loans to WNB are current as to interest and principal. The interest to CapWest is accruing and is only reduced by the amount that is not applied to the WNB debt according to its regular amortization. The Company has the right to offset those interest and principal payments but has not elected to do so in that neither cash flow or net income is effected. The current loan balance due to CapWest is $3,797,345 and the applicable accrued interest is $410,910.

Note 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned by unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

Note 8. SUBSEQUENT EVENT

On July 22, 2008 the Company signed an agreement to sell a substantial portion of the oil and gas leases that it currently operates. The agreement was signed in anticipation of being dismissed from the bankruptcy proceedings. The closing for the sale is expected to be in late August and effective back June 1, 2008. The sales price is for $13.25 million which, at closing, will allow the Company to retire all its debts and retain approximately $2.5 million in cash for working capital.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.PK. As of August 1, 2008, there were 64,802,781 shares of our common stock issued and outstanding.

Six Months Ended June 30, 2008

We had no production operations in the first quarter of calendar year 2007. Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007. During the period ending December 31, 2007 we produced 23,120 barrels of oil and produced 55,831 mcf gas. We had 84 wells actually producing oil and gas on April 16, 2007 and restored an additional 119 wells by December 31, 2007. In the six month period ended June 30, 2008, we produced 20,575 barrels of oil and produced 47,318 mcf gas, while generating revenues of $2,092,046. During this period, we restored an additional 15 wells, so that at June 30, we had 218 wells actually producing.

PLAN OF OPERATION

On April 16, 2007, we closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were thought to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for the mineral leases and an existing office building including an attached warehouse/shop building valued at $81,630, was $5,000,000, and for the equipment $291,500. The oil and natural gas leases purchased are on approximately 14,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, we has opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, the Gryphon Production Company subsidiary we have acquired additional trucks, including an electrical repair “bucket” truck, which is needed to restore electric power to several previously non-producing wells. The cost of this additional equipment was $34,000 and associated tools and equipment was $6,422. We have also acquired a replacement backhoe machine for $67,000. Subsequently, additional field equipment and tools were purchased for $31,184. We were also required to invest $38,949 in the rehabilitation and restoration of the office building.

We commenced operations on April 16, 2007 with what were 84 actually producing wells. As of June 30, 2008, 218 wells are producing. Productive capacity on June 30, 2008 was estimated to be 116 bopd and 236 mcfd. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

The following table is for the three months ended:

	June 30, 2008	June 30, 2007
Oil and Gas Sales
Oil Sales(Bbl)	7,773	9,727
Natural Gas Sales (Mcf)	22,919	13,070

Average Sales Price:
Oil, per Bbl:	$119.70	$62.76
Gas, per MMCF:	$10.05	$8.15

Our current production levels for the first six months of 2008 have increased over the the last six months of 2007. The second quarter production has increased by approximately 14 bopd and 59 mcfd gas. We produced 10,077 and 10,498 barrels of oil in the first and second quarters of 2008, respectively. There is no assurance that management will be able to continue to increase production, or to maintain current production levels.

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

We have filed a Plan of Reorganization on March 1, 2008, and an amendment thereto on April 21, 2008. CapWest Resources, Inc. filed a plan of reorganization on April 2, 2008, and we have filed on May 2, 2008, an objection to that plan. On June 20, 2008, we announced that we were in discussions with a mid-size Texas oil and gas company for the purchase by this company of a part of our oil and gas producing properties, thus permitting payment of the Company's and its subsidiaries’ obligations to their secured and unsecured creditors and, subject to Court approval, an early exit from the Chapter 11 bankruptcy proceeding.

The transaction being discussed would leave the Company debt-free, and with some working capital.  The Company, and its wholly-owned subsidiaries, Gryphon Production Company LLC and Gryphon Field Services LLC, would retain approximately 116 wells, of which 48 are actively producing, out of a total of approximately 625 wells. The Company and Gryphon Production Company would continue as licensed Texas Railroad Commission operators. Also retained would be all operating equipment, including two rigs, and our 15.9 acre property, with its shop, yard and office complex.  On June 21, 2008, we and our two operating subsidiaries filed a motion with the Bankruptcy Court for dismissal of the bankruptcy case, which is scheduled to be decided by the Court in mid-August 2008.

Liquidity & Capital Resources

As of June 30, 2008 the Company had $305,075 of cash on hand. We have an accumulated deficit of $4,353,320 and have a stockholders' deficiency of $1,066,782 at June 30, 2008.

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

Reorganization Plans

We filed a Plan of Reorganization dated June 1, 2008 (the “Plan”), providing for repayment of the WNB and CapWest loans over 42- to 60-month periods, the terms of the repayment being dependent on whether the particular lender accepts the Plan. Under the Plan as filed, the holders of common stock of the Company would retain all of their ownership interest. The Company’s oil and gas leases would be assumed under the Plan, and certain executory contracts would be assumed and certain others rejected.

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

On June 20, 2008, we announced that we were in discussions with a mid-size Texas oil and gas company for the purchase by this company of a part of our oil and gas producing properties, thus permitting payment of the Company's and its subsidiaries’ obligations to their secured and unsecured creditors and, subject to Court approval, an early exit from the Chapter 11 bankruptcy proceeding.

The transaction being discussed would leave the Company debt-free, and with some working capital.  The Company, and its wholly-owned subsidiaries, Gryphon Production Company LLC and Gryphon Field Services LLC, would retain approximately 130 wells, of which 35 are actively producing, out of a total of approximately 625 wells. The Company and Gryphon Production Company would continue as licensed Texas Railroad Commission operators. Also retained would be all operating equipment, including two rigs, and our 15.9 acre property, with its shop, yard and office complex.  On June 21, 2008, we and our two operating subsidiaries filed a motion with the Bankruptcy Court for dismissal of the bankruptcy case, which is scheduled to be decided by the Court in mid-August 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report. In their evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

On October 30, 2007, we filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code (the “Code”) with the United States Bankruptcy Court, Northern District of Texas. Our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively, with the same Court. At this time, the Company is managing its operations and those of its two subsidiaries as a debtor in possession. On March 1, 2008, we filed a Plan of Reorganization with the Court, and on April 21, 2008 filed an amendment to that plan. On April 2, 2008, CapWest Resources, Inc. filed its own plan of reorganization and disclosure statement to which we filed a formal objection on May 2, 2008. On June 20, 2008, we announced that we were in discussions with a mid-size Texas oil and gas company for the purchase by this company of a part of our oil and gas producing properties, thus permitting payment of the Company's and its subsidiaries’ obligations to their secured and unsecured creditors and, subject to Court approval, an early exit from the Chapter 11 bankruptcy proceeding.

The transaction being discussed would leave the Company debt-free, and with some working capital.  The Company, and its wholly-owned subsidiaries, Gryphon Production Company LLC and Gryphon Field Services LLC, would retain approximately 130 wells, of which 35 are actively producing, out of a total of approximately 625 wells. The Company and Gryphon Production Company would continue as licensed Texas Railroad Commission operators. Also retained would be all operating equipment, including two rigs, and our 15.9 acre property, with its shop, yard and office complex.  On June 21, 2008, we and our two operating subsidiaries filed a motion with the Bankruptcy Court for dismissal of the bankruptcy case. At the August 7, 2008 docket call for our motion to dismiss the bankruptcy case, which is scheduled to be decided by the Court in mid-August 2008.

ITEM 6. Exhibits.

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chancellor Group, Inc.
(Registrant)

By:	/s/ Thomas Grantham
President and
Chief Financial Officer

Dated: August 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.