Form 10-Q
period 2008-09-30
CHANCELLOR GROUP INC/
filed 2008-11-14
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30219

Chancellor Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0438647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

216 South Price Road, Pampa, TX	79065
(Address of principal executive offices)	(Zip Code)

(806-688-9697)

(Issuer's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 63,802,781 as of November 14, 2008.

ii

Item 1. Financial Statements

Chancellor Group, Inc.

I N D E X

Page No.

Balance Sheets as at September 30, 2008 and December 31, 2007 (Unaudited)	2

Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	3

Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-10

Chancellor Group, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash in Bank	$3,744,096	$218,118
Revenue Receivable	115,080	248,680
Prepaid Insurance	63,793	0
Total Current Assets	3,922,969	466,798

Fixed Assets
Leasehold Costs - Developed	1,182,198	4,938,564
Office Building & Equipment	132,065	126,073
Fleet - Road	134,402	62,263
Heavy Field Equipment & Tools	182,535	405,593
Accumulated Depreciation	(226,354)	(411,495)
Total Fixed Assets	1,404,846	5,120,998

Other Assets
Unamortized Debt Expense	0	55,500
Unamortized Letter of Credit	2,084	0
Prepaid Long Term Hedge	22,200	70,848
Deposits	250	250
Total Other Assets	24,534	126,598

Total Assets	$5,352,349	$5,714,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable — Chancellor	$0	$109,828
Accounts Payable – Gryphon Production	216,219	264,800
Accrued Interest Payable	0	113,028
Miscellaneous Accounts Payable & Suspense	11,697	10,044
Estimated Income Tax	465,000	0
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	694,518	499,302

Long Term Liabilities
Note Payable — Senior Debt	0	2,108,332
Note Payable – Subordinated Debt	0	3,797,345
Installment Loan – Equipment	0	63,576
Note Payable - Investors	0	5,160
Total Long Term Liabilities	0	5,974,413

Stockholders’ Equity
Common Stock: $.001 par value, 250,000,000 shares authorized, 64,802,781 shares issued and outstanding	64,803	62,605
Paid in Capital	3,221,735	3,223,733
Retained Earnings	(4,045,659)	(3,323,438)
Net Income (Loss)	5,416,952	(722,221)
Total Stockholders’ Equity	4,657,831	(759,321)
Total Liabilities and Stockholders’ Equity	$5,352,349	$5,714,394

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(Unaudited)

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007		2008	2007
Sales - Net of Royalties Paid
Oil	$331,665		$887,892	$1,852,948		$1,156,335
Natural Gas	43,552		170,624	335,648		192,536
Other Income	38,960		2,165	38,960		2,165
Gross Revenue	414,177		1,060,681	2,227,556		1,351,036

Severance Taxes	9,620		52,881	99,764		66,762
Marketing Fees	0		7,194	13,213		8,669
Royalties Paid	0		10,454	14		10,454

Net Revenue	404,557		990,152	2,114,565		1,265,151

Operating Expenses
Lease Operating Expense	245,539		180,646	893,692		268,803
Other Operating Expense	30,216		299,365	617,797		653,762
General & Administrative Expense	149,458		77,213	214,256		165,298
Depreciation, Depletion & Amortization	71,989		137,109	302,664		273,922
Total Operating Expense	497,202		694,333	2,028,409		1,361,785

Income (loss) From Operations	(92,645)		295,819	86,156		(96,634)

Other Income (Expenses)
Interest	1,836		0	1,836		0
Sales of Assets (Net of Cost)	6,409,927			6,489,545
Organization Costs	(0)		(0)	(0)		(49,299)
Hedge Costs Amortization	(14,800)		(11,100)	(33,300)		(22,200)
Total Other Income (Expense)	6,396,963		(11,100)	6,458,081		(71,499)

Financing Charges
Interest	(340,574)		(274,271)	(588,521)		(313,584)
Bank Fees Amortization	(48,899)		(14,170)	(73,764)		(28,339)
Total Financing Charges	(389,473)		(288,441)	(662,285)		(341,923)

Income (Loss) before provision for Income Taxes	5,914,845		(3,722)	5,881,952		(510,056)

Provision for Income Taxes	465,000		0	465,000		0

Net Income (Loss)	$5,449,845	$	(3,722)	$5,416,952	$	(510,056)

Net Income (Loss) per Share (Basic and Fully Diluted)	$0.0841	$	( * )	$0.0836	$	( * )

Weighted Average Number of Common Shares
Outstanding	64,802,781		64,577,781	64,802,781		63,016,406

* Less than $.01 per Share

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net Income (loss)	$86,156	$	(96,634)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation & Amortization	(185,142)		273,922
(Increase) Decrease in Operating Assets	171,871		(398,293)
Increase (Decrease) in Operating Liabilities	195,217		(276,205)
Net Cash Provided by (used for) Operating Activities	268,102		(497,210)

Cash Flows From Investing Activities
Sale of Assets	9,824,890
Interest Income	1,836
Other Capital Expenditure	(594,636)		(5,507,821)
Net Cash Provided by (used for)
Investing Activities	9,232,090		(5,507,821)

Cash Flows From Financing Activities
Notes Payable	(5,974,414)		6,023,212
Paid in Capital	(1,998)		47,500
Sales of Common Stock	2,198		0
Net Cash Provided by (used for)
Financing Activities	(5,974,214)		6,070,712

Net Increase (Decrease) in Cash	3,525,978		65,681
Cash at the Beginning of the Period	218,118		829

Cash at the End of the Period	$3,744,096		$66,510

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

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

Operations

The Company is licensed by the Texas Railroad Commission as oil and gas producers and operators. The Company, and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 131 wells, of which 62 are actively producing (two of which are natural gas wells). We also own and operate from our 15.9 acre property, with its shop, yard and office complex. The Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil and the balance approximating 200 or so acres on the Worley Combs lease. The six leases have the production rights for oil, casing-head gas and natural gas.

As of September 30, 2008, 62 wells are producing. Productive capacity at September 30, 2008 is estimated to be 42 bopd and 24 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Significant Accounting Policies

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

New Financial Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At December 31, 2007, the Company had approximately $4.6 million in unused federal net operating loss carry-forwards (NOL), which begin to expire principally in the year 2011. It is estimated that the entire NOL will be used this tax year. The resulting estimated income tax liability will be $465,000. The net operating loss carry-forward is not expected to be limited under the Change of Control provisions of the Internal Revenue Code section 382.

At September 30, 2008, the Company has approximately $43,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation and book depreciation.

NOTE 3. STOCKHOLDERS' EQUITY

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 64,802,781 shares issued and outstanding as of September 30, 2008 which was unchanged from the year end.

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

At the closing of the purchase of the Caldwell Assets, pursuant to an Agreement to Issue Warrants, dated April 13, 2007, with CapWest Resources, Inc. (“CapWest”), we had issued CapWest a warrant (“CapWest Warrants”) to purchase 2,000,000 shares of our common stock, at a purchase price of $0.001 per share. At the August 29, 2008 closing under the Agreement with Legacy, for a total additional consideration of $1,550,000, Capwest assigned the CapWest Warrants back to the Company for cancellation and conveyed to the Company the twenty (20%) percent production payment and two (2%) percent overriding royalty held by Capwest.

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

NOTE 7. LONG-TERM DEBT

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we closed on a Loan Agreement with Western National Bank (“WNB”) for a senior loan facility (the “WNB Loan Agreement”). At the closing of the purchase of the Caldwell Assets, we drew down $2.3 million under the WNB Loan Agreement. The interest rate under the WNB Loan Agreement was a variable rate equal to the prime rate as defined in this Agreement plus 2%, but in no event to be less than 9.25%.

On April 13, 2007, we had also entered into a Loan Agreement with CapWest for an advancing line of credit/term loan facility (the “CapWest Loan Agreement”), under which we drew down at closing $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital. The interest rate under the CapWest Loan Agreement was a variable rate equal to the prime rate as defined in this Agreement plus 4%. Under the CapWest Loan Agreement, CapWest had a 2% overriding royalty interest in the Leases.

At the August 29, 2008 closing of the sale of a portion of our oil and gas properties under the Agreement with Legacy described in Note 9, the notes held by our lenders, WNB and Capwest, plus interest thereon to the date of closing, were paid in full with payments of $2,063,549.53 and $4,220,617.47, respectively.

The Company had no long-term debt at September 30, 2008.

Note 8. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned by unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

Note 9. SALE OF ASSETS

On April 16, 2007, the Company closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were believed to be producing wells and 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for such oil field equipment was $291,500. The purchase price for the mineral leases and an existing office building, including an attached warehouse/shop building valued at $81,630, was $5,000,000. The oil and natural gas leases purchased were on approximately 14,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, the Company opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas.

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we drew down $2.3 million under the WNB Loan Agreement. On April 13, 2007, we also drew down at closing under the CapWest Loan Agreement $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital.

On October 30, 2007, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Court issued an order dismissing the bankruptcy cases of the Company and of its two operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC.

On July 22, 2008, we had entered into a Purchase and Sale Agreement, effective as of June 1, 2008 (the “Agreement”), by and among the Company, Gryphon Production Company, LLC and Gryphon Field Services, LLC, collectively acting as sellers, and Legacy Reserves Operating LP, acting as buyer (“Legacy”), and WNB and CapWest, collectively acting as sellers’ lenders. The Agreement provided for the sale of oil and gas wells accounting for approximately 80% of the Company’s oil and gas production (the “Oil and Gas Assets”) to Legacy for a purchase price of $13,250,000. At the August 29, 2008 closing under the Agreement, the notes held by our lenders, WNB and CapWest, plus interest thereon to the date of closing, were paid in full.

The financial statements for the three- and nine-month periods ended September 30, 2008, reflect the sale of the Oil and Gas Assets, effective retroactively to June 1, 2008. The following is the details of the sale and closing costs.

Sales Price		$13,250,000
Adjustments to Sales Price
Estimated Liability for Well Plugging Expense		(110,000)
Retention of HH Merten Lease		(9,642)
		$13,130,358
Closing Costs and Other Related Expenditures
Acquisition of Warrants	$850,000
Acquisition of 2% ORRI	700,000
Acquisition of 6% ORRI	232,500
Acquisition of Treasury Stock	110,000
Commissions	232,500
Legal	350,494
Other	1,599
Notes payable (including accrued interest)	6,284,167	(8,761,260)

Net Received from Sale		$4,369,098

Note 10. RELATED PARTY TRANSACTIONS

The Company uses the services of a local accounting firm to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger. The Company’s President has a one-half interest in that firm. The Company has paid $19,299 for those accounting services this year.

Axis Network Pty. Ltd.(Axis), a company controlled by the Chairman of our Board of Directors, through a prior arrangement had the rights to receive a 6.25% Overriding Royalty Interest (ORRI) in the leases owned by the Company. That ORRI was to begin paying at the time the acquisition debt of the Company was retired. The purchaser of the leases would not accept the sale with the burden of a 6.25% ORRI being implemented at the time of its taking control of the subject leases. In lieu of receiving a 6.25% ORRI, Axis agreed to accept $232,500 and the 2% ORRI that was purchased from CapWest Resources, Inc.

The Company has used the services of a consulting company owned by the Chairman of the Board. The Company has paid $84,000 for those services this year.

During the proceeding of the Bankruptcy the Company entered into a relationship with New Concepts Energy, Inc. (NCE). In the process of negotiations the Company arranged for NCE to receive 1 million shares of Common Stock from Koala Pictures Proprietary, Ltd. (a company controlled by the Chairman of our Board of Directors) and obligated itself to pay an additional $10,000 at the closing of the bankruptcy proceedings. At the conclusion of the bankruptcy proceeding when NCE was no longer involved in the Company’s financial plans, the Company agreed to acquire the 1 million shares of Common Stock from NCE for $110,000. The Company has acquired the 1 million shares from NCE for a purchase price of $110,000, and the Company plans to reissue the stock to Koala Pictures Proprietary, Ltd.

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

BACKGROUND

We are in the business of acquisition, exploration, and development of natural gas and oil properties, and have completed an initial acquisition of oil and gas leases and related facilities and equipment as described below under “Plan of Operation.” This acquisition was financed with debt provided by Western National Bank (“WNB”) and CapWest Resources, Inc. (“CapWest”). As set forth in detail below, on October 30, 2007, we had filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Court issued an order dismissing the bankruptcy cases of the Company and of its two operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC.

On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP (“Legacy”) for the sale of oil and gas wells accounting for approximately 70% of our oil and gas production to Legacy for a purchase price of $13,250,000. At the August 29, 2008 closing under this Agreement with Legacy, the notes held by our lenders, WNB and CapWest, plus interest thereon to the date of closing, were paid in full.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.PK. As of November 1, 2008, there were 63,802,781 shares of our common stock issued and outstanding.

Nine Months Ended September 30, 2008

We had no production operations in the first quarter of calendar year 2007. Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007. During the period ending December 31, 2007 we produced 23,120 barrels of oil and produced 55,831 mcf gas. We had 84 wells actually producing oil and gas on April 16, 2007 and restored an additional 119 wells by December 31, 2007. In the nine month period ended September 30, 2008, giving effect retroactively to June 1, 2008, of the sale of 492 producing oil and gas wells to Legacy Reserves Operating LP, we produced from 18,565 barrels of oil and 43,058 mcf gas, while generating revenues of $2,188,597. At September 30, 2008, we had 62 wells actually producing.

Three Months Ended September 30, 2008

In the three month period ended September 30, 2008, giving effect retroactively to the sale of 492 producing oil and gas wells to Legacy Reserves Operating LP, we produced 2,521 barrels of oil and produced 1,539 mcf gas, while generating revenues of $375,217. During this period, we restored an additional 15 wells, so that at September 30, 2008, we had 62 wells actually producing.

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

As of September 30, 2008, following the sale of producing oil and gas wells accounting for approximately 80% of our oil and gas production to Legacy, 62 wells are producing. Productive capacity on September 30, 2008 was estimated to be 42 bopd and 24 mcfd. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

The following table is for the three months ended:

	September 30, 2008	September 30, 2007
Oil and Gas Sales
Oil Sales(Bbl)	2,521	9,131
Natural Gas Sales (Mcf)	1,539	23,689

Average Sales Price:
Oil, per Bbl:	131.57	76.59
Gas, per MMCF:	15.87	6.8

Our current production levels for continuing operations for the three months ended September 30, 2008 have increased over the comparable period in 2007. We produced 2,521 and 2,068 barrels of oil in the third quarters of 2008 and 2007 (giving effect to the sale of oil and gas assets to Legacy), respectively. There is no assurance that management will be able to continue to increase production, or to maintain current production levels.

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

Chapter 11 Bankruptcy Filing by the Company and its Operating Subsidiaries and Dismissal of Bankruptcy Cases

On October 30, 2007, due to notices of default received from WNB and CapWest, we filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code, and our operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, filed bankruptcy petitions under Chapter 11 of the Code on October 29 and October 30, 2007, respectively. We filed a Plan of Reorganization on March 1, 2008, and an amendment thereto on April 21, 2008. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Bankruptcy Court issued an order dismissing the bankruptcy cases of the Company and of its two operating subsidiaries.

Sale of Oil and Gas Assets to Legacy Reserves Operating LP

On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008, with Legacy for the sale of oil and gas wells accounting for approximately 80% of our oil and gas production to Legacy for a purchase price of $13,250,000. At the August 29, 2008 closing under this Agreement, the notes held by our lenders, WNB and Capwest, plus interest thereon to the date of closing, were paid in full.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008 the Company had $3,744,096 of cash on hand. We have retained earnings of $1,481,294 and a stockholders' equity of $4,657,831 at September 30, 2008.

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

New Financial Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions” (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of SFAS No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-1 excludes SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions from the requirements of SFAS No. 157, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-1 and FSP SFAS 157-2 became effective for the Company upon adoption of SFAS No. 157 on January 1, 2008. The Company will provide the additional disclosures required relating to the fair value measurement of nonfinancial assets and nonfinancial liabilities when it fully implements SFAS No. 157 on January 1, 2009, as required, and does not believe they will have a significant impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credit Risk – Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Commodity Price Risk – We are exposed to market risks related to price volatility of crude oil and natural gas. The prices of crude oil and natural gas affect our revenues, since sales of crude oil and natural gas comprise all of the components of our revenues. A decline in crude oil and natural gas prices will likely reduce our revenues, unless we implement offsetting production increases. We do not use derivative commodity instruments for trading purposes.

ITEM 4T. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. This officer has as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Quarterly Report. In his evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On November 6, 2008,  Mr. Dudley Muth, who has been a member of our Board of Directors, informed the Company as follows: that in connection with the preparation of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, filed on April 7, 2008, he had inadvertently neglected to  advise the Company as to a Financial Industry Regulatory Authority (FINRA)  regulatory  disciplinary action  within the past several years in which he was fined $2,500 by reason of a temporary net capital violation of a broker dealer for which he was the regulatory operative contact with FINRA, such fine  having been paid by the company with which he was then associated.  Mr. Muth advised the Company on November 7, 2008 that he was resigning from our Board for personal reasons effective that date.

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
President (Principal Executive Officer) and
Chief Financial Officer
Dated: November 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.