Form 10-K
period 2008-12-31
CHANCELLOR GROUP INC/
filed 2009-03-30
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-30219

CHANCELLOR GROUP, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada	50-0024298
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

216 South Price Road, Pampa, TX  79065
 (Address of principal executive offices, including zip code)

Issuer's Telephone Number, Including Area Code: (806) 688-9697

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) of the Act.              ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,688,551.

Number of shares of Common Stock outstanding as of March 27, 2009: 64,232,781.

Documents incorporated by reference:  None

ii

PART I
Item 1. Business.

Chancellor Group, Inc., a Nevada corporation (“we”, “us”, “Chancellor” or the “Company”), was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of Nevada in 1993. We are an independent oil and gas exploration and development company focused on building and revitalizing our oil and gas properties located in the State of Texas. We are in the business of acquisition, exploration, and development of natural gas and oil properties, and in April 2007  completed an initial acquisition of oil and gas leases and related facilities and equipment  through the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, and in addition purchased an office warehouse facility and equipment. The purchase price for the oil and gas properties was $5,000,000, and for the equipment $291,500.  This acquisition was financed with debt provided by two Texas financial institutions.

Our common stock is quoted on the Over-The-Counter Bulletin Board market and trades under the symbol CHAG.OB.  As of December 31, 2008, there were 64,232,781 shares of our common stock issued and outstanding.

Recent Developments

On October 30, 2007, we had filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP (“Legacy”) for the sale of oil and gas wells accounting for approximately 84% of our oil and gas production to Legacy for a purchase price of $13,250,000. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Court, based on the Agreement with Legacy, issued an order dismissing the bankruptcy cases of the Company and of its two operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC. At the August 29, 2008 closing under this Agreement with Legacy, all of the debt held by our lenders, plus interest thereon to the date of closing, was paid in full.

Description of Properties

The Company, and its wholly owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, owns 127 wells, of which some 84 are actively producing (two of which are natural gas wells).  The Company owns and operates from a 15.9 acres property, with its shop, service yard and office complex.  The Company owns and operates two work-over rigs as well as various other oil field related equipment.  In addition, the Company owns approximately 4,200 acres of production rights on six leases which includes 500 acres of undrilled acreage.  The six leases have all of the production rights for oil, casing-head gas and natural gas. The Company is organized as a producing oil and gas company, licensed as an operator by the Texas Railroad Commission.

We commenced operations on April 16, 2007 with what were 84 actually producing wells. Following the sale to Legacy as of June 1, 2008 of approximately 45 producing oil and gas wells, productive capacity on December 31, 2008 is estimated to be approximately 60 bopd and 33 mcfd gas.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

The current production levels are approximately 1,200 barrels of oil per month and are anticipated to expand to 2,500 barrels per month within the next month to six months.  With additional developments and improvements to the current lease-holdings, production could be expanded to as much as 4,500 barrels per month within the next year, although there is no assurance that we will be able to accomplish this level of production increase.  Current equipment and staffing levels are adequate for the Company to acquire additional producing wells in the numbers of 75 to 150 wells without purchasing additional maintenance or repair equipment.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to restore 5-10 wells per month to production. Of primary importance are approximately 10 to 20 wells that have been temporarily abandoned that need to be repaired and brought on line as producing wells, which should be accomplished within the next 60 to 90 days. A typical well restoration has cost us $2,500 to $5,000.  In some circumstances enhanced production is expected to be achieved by an ongoing treatment plan to reduce paraffin down-hole, in flow lines, treatment equipment, and salt water disposal wells.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production due to extremely low oil and gas prices, bringing that oil and gas into the market.  Several of the leases need to studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property that needs to be reviewed and studied for the possibility of drilling for new production.

The Company has begun to enter into contracts with other local producers to provide well and roustabout services to increase cash flows.

We expect to generate future growth in reserves and production both through development and possibly seeking to acquire properties that complement and enhance our inventory of development, exploitation and exploration projects. We plan to focus on evaluating purchases of underdeveloped properties in our core areas of expertise either through negotiated property acquisitions or acquisitions of companies with oil and natural gas properties.

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

In addition, the condition of the general economy of the local area is beginning to show some of the strain from the national economic morass, as is the general economy in the State of Texas.  The national and international economic environment is unsettled and will present challenges to any form of business operations.

It is uncertain what structural changes in the industry (mining for oil and gas) may need to be modified due to political changes in the national government, availability of financing, and concerns created by expectations that evolve around the concepts of carbon credits.  In general it is a buyers market if financing were available.  The Company does not anticipate any severe effects upon its structure in the short-term due to any of the above because of the size and nature of the Company’s operations.

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

Item 1A. Risk Factors.

Crude oil and natural gas prices are volatile and a substantial reduction in these prices could adversely affect our results and the price of our common stock.

Our revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2008 ranged from a high of $145.29 per barrel to a low of $33.87 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2008 ranged from a high of $13.58 per MMBtu to a low of $5.29 per MMBtu. The markets and prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	actions taken by foreign oil and gas producing nations;
•	political conditions and events (including instability or armed conflict) in crude oil or natural gas producing regions;
•	the level of global crude oil and natural gas inventories;
•	the price and level of foreign imports;
•	the price and availability of alternative fuels;
•	the availability of pipeline capacity and infrastructure;
•	the availability of crude oil transportation and refining capacity;
•	weather conditions;
•	electricity dispatch;
•	domestic and foreign governmental regulations and taxes; and
•	the overall economic environment.

Significant declines in crude oil and natural gas prices for an extended period may have the following effects on our business:

•	limiting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	reducing the amount of crude oil and natural gas that we can produce economically;
•	causing us to delay or postpone some of our capital projects;
•	reducing our revenues, operating income and cash flows;
•	reducing the carrying value of our crude oil and natural gas properties; or
•	limiting our access to sources of capital, such as equity and long-term debt.

The current recession could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in a recession which could last well into 2009 and beyond. The recession may lead to significant fluctuations in demand and pricing for our crude oil and natural gas production, such as the decline in commodity prices which occurred during 2008 and into 2009. If commodity prices continue to decline, there could be impairments of our operating assets.

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

Estimates of proved oil and gas reserves and their associated future net cash flow necessarily depend on a number of variables and assumptions. Among others, changes in any of the following factors may cause estimates to vary considerably from actual results:

•	production rates, reservoir pressure and other subsurface information;
•	future oil and gas prices;
•	assumed effects of governmental regulation;
•	future operating costs;
•	future property, severance, excise and other taxes incidental to oil and gas operations;
•	capital expenditures; and
•	work-over and remedial costs.

Our business depends on natural gas transportation pipelines, most of which are owned by others.

The marketability of our natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. The lack of availability of these facilities for an extended period of time could negatively affect our revenues. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport natural gas.

Competition in our industry is intense and many of our competitors have greater financial and technological resources.

We operate in the competitive area of oil and gas exploration and production. Many of our competitors are large, well-established companies that have larger operating staffs and significantly greater capital resources than we do.

We are subject to various governmental regulations and environmental risks that may cause us to incur substantial costs.

From time to time, in varying degrees, political developments and federal and state laws and regulations affect our operations. In particular, price controls, taxes and other laws relating to the crude oil and natural gas industry, changes in these laws and changes in administrative regulations have affected and in the future could affect crude oil and natural gas production, operations and economics. We cannot predict how agencies or courts will interpret existing laws and regulations or the effect these adoptions and interpretations may have on our business or financial condition.

Our business is subject to laws and regulations promulgated by federal, state and local authorities relating to the exploration for, and the development, production and marketing of, crude oil and natural gas, as well as safety matters. Legal requirements are frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

Our operations are subject to complex federal, state and local environmental laws and regulations including, for example, in the case of federal laws, the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Resource Conservation and Recovery Act, as amended, the Oil Pollution Act of 1990, the Clean Air Act, the Clean Water Act and the Occupational Safety and Health Act. Environmental laws and regulations change frequently and the implementation of new, or the modification of existing, laws or regulations could negatively impact our operations. The discharge of natural gas, crude oil, or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation. In addition, we may incur costs and penalties in addressing regulatory agency procedures involving instances of possible non-compliance.

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

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Principal Market or Markets: The Company's common stock trades under the symbol CHAG.OB on the OTC Bulleting Board.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

Class	Quarter Ended	High*	Low*

Common	Mar. 31, 2008	0.15	0.05
Common	June 30, 2008	0.20	0.04
Common	Sept. 30, 2008	0.15	0.02
Common	Dec. 31, 2008	0.05	0.10

Common	Mar. 31, 2007	0.00	0.00
Common	June 30, 2007	0.20	0.00
Common	Sept. 30, 2007	0.20	0.11
Common	Dec. 31, 2007	0.05	0.01
________________________________

*$0.00 denotes less than $0.01 per share

(b) Common Stock: On December 31, 2008 there were 64,232,781 shares of common stock issued and outstanding, which were held by more than 400 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

(c) Preferred Stock: The Company at December 31, 2008 had -0- preferred shares issued and outstanding.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operations.

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

BACKGROUND

We are in the business of acquisition, exploration, and development of natural gas and oil properties, and have completed an initial acquisition of oil and gas leases and related facilities and equipment as described below under “Plan of Operation.” This acquisition was financed with debt provided by two Texas financial institutions and. On October 30, 2007, we had filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Court issued an order dismissing the bankruptcy cases of the Company and of its two operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC.

On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP (“Legacy”) for the sale of oil and gas wells accounting for approximately 84% of our oil and gas production to Legacy for a purchase price of $13,250,000. At the August 29, 2008 closing under this Agreement with Legacy, the notes held by the lenders that provided the financing for our initial acquisition of oil and gas leases, plus interest thereon to the date of closing, were paid in full.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.PK.  As of November 1, 2008, there were 64,232,781 shares of our common stock issued and outstanding.

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007
--------------------------------------------------------------------------------------

We had no production operations in the first three months of calendar year 2007.  Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007.  During the period ending December 31, 2007 we produced and sold 23,120 barrels of oil and produced and sold 55,831 mcf gas, generating $2,075,956 revenues after royalties, with a one month lag in receipt of revenues for the prior months sales, as compared with 24,114 barrels of oil and 48,759 mcf of gas, generating $2,351,433 in gross revenues in 2008.  Start up expenditures, included debt origination expenditures, and the required prepaid hedge were $251,456. Effective June 1, 2008, we sold producing properties with 173 producing wells to Legacy.  We had 84 wells actually producing oil and gas on December 31, 2008. The terms of our loan agreement for the initial acquisition of our oil and gas properties required us to hedge initial oil production; we purchased two 1000 barrel hedge contracts covering the first 24 months production at a cost of $88,900.  We also experienced non-recurring expenses related to start-up.

We have a stockholders' equity in the amount of $4,372,212 at December 31, 2008.

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

We commenced operations on April 16, 2007 with what were 84 actually producing wells. As of December 31, 2007, 203 wells are producing.  Productive capacity on April 16, 2007 was estimated to be 70 bopd and 90 mcfd. Productive capacity at December 31, 2008 is estimated to be 60 bopd and 33 mcfd gas.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to restore 5-10 wells per month to production. Of primary importance are approximately 10 to 20 wells that have been temporarily abandoned that need to be repaired and brought on line as producing wells, which should be accomplished within the next three to six months. A typical well restoration has cost us $2,500 to $5,000.  In some circumstances enhanced production is expected to be achieved by an ongoing treatment plan to reduce paraffin down-hole, in flow lines, treatment equipment, and salt water disposal wells.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production due to extremely low oil and gas prices, bringing that oil and gas into the market.  Several of the leases need to studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property that needs to be reviewed and studied for the possibility of drilling for new production.

The following table is for the twelve months ended:

	December 31, 2008%	December 31, 2007%
Oil and Gas Sales
Oil Sales(Bbl)	24,114	23,120
Natural Gas Sales (Mcf)	48,759	55,831

Average Sales Price:
Oil, per Bbl:	$82.92	73.09
Gas, per MMCF:	$7.22	7.11

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

Liquidity & Capital Resources

As of December 31, 2008 the Company had $2,531,525 of cash on hand.   We have an retained earnings of $1,187,704 and have a stockholders' equity of $4,372,212 at December 31, 2008.

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

The prices of the commodities that the Company produces are unsettled at this time.  At times the prices seem to be drift down and then either increase or stabilize for a few days.  Current price movement seems to be slightly up but with the prices of the traditionally marketed products (gasoline, diesel, and natural gas as feed stocks for various industries, power generation, and heating) are not showing material increases.  Although prices are difficult to predict in the current environment, the Company maintains the expectation that demand for its products will continue to increase for the foreseeable future due to the underling factors that oil and natural gas based commodities are both sources of raw energy and are fuels that are easily portable.

Item 8. Financial Statements and Supplementary Data.

CHANCELLOR GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

CHANCELLOR GROUP, INC.
Consolidated Financial Statements

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Fax (303) 369-9384
Unit I

Email larryodonnellcpa@msn.com
Aurora, Colorado    80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Chancellor Group, Inc.

I have audited the accompanying balance sheet of Chancellor Group, Inc.  as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit and cash flows for each years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Larry O’Donnell, CPA, P.C.
Larry O’Donnell, CPA, P.C.
March 25, 2009

CHANCELLOR GROUP, INC.
Consolidated Balance Sheets
For The Years Ended December 31, 2008 and December 31, 2007

	2008	2007
ASSETS
Current Assets
Cash in Bank	$2,531,525	$218,118
Revenue Receivable	201,455	248,680
Prepaid Insurance	23,665	0
Total Current Assets	2,756,645	466,798

Fixed Assets
Leasehold Costs – Developed	1,396,252	4,938,564
Office Building & Equipment	132,065	126,073
Fleet – Road	218,661	62,263
Heavy Field Equipment & Tools	442,746	405,593
Accumulated Depreciation	(262,479)	(411,495)
Total Fixed Assets	1,927,246	5,120,998

Other Assets
Unamortized Debt Expense	0	55,500
Unamortized Letter of Credit	834	0
Prepaid Long Term Hedge	11,100	70,848
Deposits	4,975	250
Total Other Assets	16,908	126,598

Total Assets	$4,700,799	$5,714,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable—Chancellor	$0	$109,828
Accounts Payable – Gryphon Production	224,598	264,800
Accrued Interest Payable	0	113,028
Miscellaneous Accounts Payable & Suspense	5,949	10,044
Estimated Income Tax	96,439	0
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	328,587	499,302

Long Term Liabilities
Note Payable—Senior Debt	0	2,108,332
Note Payable – Subordinated Debt	0	3,797,345
Installment Loan – Equipment	0	63,576
Note Payable – Investors	0	5,160
Total Long Term Liabilities	0	5,974,413

Stockholders’ Equity
Common Stock: $.001 par value, 250,000,000 shares authorized, 65,232,781 shares issued and outstanding including 1,000,000 shares held as treasury stock	65,233	64,803
Paid in Capital	3,229,905	3,221,735
Retained Earnings	(4,045,659)	(3,323,438)
Treasury Stock	(110,000)	0
Net Income (Loss)	5,232,732	(722,221)
Total Stockholders’ Equity	4,372,212	(759,321)
Total Liabilities and Stockholders’ Equity	$4,700,799	$5,714,394

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statement of Operations
For The Years Ended December 31, 2008 and December 31, 2007
	2008	2007
Sales – Net of Royalties Paid
Oil	$1,408,179	$1,689,931
Natural Gas	351,846	397,152
Other Income	0	2,165
Gross Revenue	1,760,025	2,089,248

Severance Taxes	107,664	105,461
Marketing Fees	3,459	17,326
Royalties Paid	44,468	11,127

Net Revenue	1,604,433	1,955,334

Operating Expenses
Lease Operating Expense	2,221,615	1,120,162
General & Administrative Expense	451,529	539,230
Depreciation, Depletion & Amortization	397,254	411,495
Total Operating Expense	3,070,398	2,034,887

Income (loss) From Operations	(1,465,964)	(115,554)

Other Income (Expenses)
Interest	6,707	0
Other Income	39,971
Sales of Assets (Net of Cost)	7,436,208
Organization Costs	(0)	(49,299)
Hedge Income (Net of Amortization)	(18,484)	(33,300)
Total Other Income (Expense)	7,463,401	(82,599)

Financing Charges
Interest	(597,417)	(481,559)
Bank Fees Amortization	(70,848)	(42,509)
Total Financing Charges	(668,265)	(524,068)

Income (Loss) before provision for
Income Taxes	5,329,172	(722,221)

Provision for Income Taxes	96,439	0

Net Income (Loss)	$5,232,733	$(722,221)

Net Income (Loss) per Share
(Basic and Fully Diluted)	$0.0811	$( *)

Weighted Average Number of Common Shares
Outstanding	64,511,585	64,802,781

* Less than $.01 per Share

See Notes to Unaudited Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statements of Stockholders’ Equity
For The Twenty Four Months Ended 12/31/2008

	COMMON Par Value Shares	STOCK $.001 Amount	PREFERRED Series B Amount	Paid in Capital	TREASURY Shares	TREASURY Amount	(Accumulated Deficit)
Balance at December 31, 2006	60,755,030	$60,755	$-	$3,152,083	0	$0	$(3,323,438)

Stock issued for Cash	1,550,000	1,550		35,950

Compensatory stock issuances	2,497,751	2,498		33,502

Stock issued for stock subscription payable

Net gain (loss) for the year							(722,221)
Balance at December 31, 2007	64,802,781	$64,803	$-	$3,221,535	0	$0	$(4,045,659)

Stock issued for Cash

Compensatory stock issuances	430,000	430		8170

Stock issued for stock subscription payable

Treasury Stock					1,000,000	$110,000

Net gain (loss) for the year							5,123,733
Balance at December 31, 2008	65,232,781	$65,233	$-	$3,229,905	1,000,000	$110,000	$1,187,074

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statement of Cash Flows
For The Years Ended December 31, 2008 and December 31, 2007

	2008	2007
Cash Flows From Operating Activities:
Net Income (loss)	$(1,465,964)	$(722,221)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation & Amortization	421,940	411,494
(Increase) Decrease in Operating Assets	51,064	(375,277)
Increase (Decrease) in Operating Liabilities	(160,454)	387,872
Net Cash Provided by (used for)
Operating Activities	(1,153,414)	(298,132)

Cash Flows From Investing Activities
Sale of Assets	10,880,049
Interest Income	6,707
Other Capital Expenditure	(860,565)	(5,532,494)
Net Cash Provided by (used for)
Investing Activities	9,916,191	(5,532,494)

Cash Flows From Financing Activities
Notes Payable	(5,974,414)	5,974,414
Interest Paid	(483,556)	0
Treasury Stock	(110,000)	0
Paid in Capital	430	69,652
Common Stock	8,170	4,048
Net Cash Provided by (used for)
Financing Activities	(6,559,370)	6,047,914

Net Increase (Decrease) in Cash	2,313,407	217,288
Cash at the Beginning of the Period	218,118	830

Cash at the End of the Period	$2,531,525	$218,118

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Notes to Consolidated Financial Statements

December 31, 2008

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

Operations

The Company is licensed by the Texas Railroad Commission as oil and gas producers and operators. The Company, and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 84 are actively producing (two of which are natural gas wells).  We also own and operate from our 15.9 acre property, with its shop, yard and office complex. The Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil and the balance approximating 200 or so acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

As of December 31, 2008, 84 wells are producing. Productive capacity at December 31, 2008 is estimated to be 60 bopd and 33 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect application of SFAS No. 159 to have a material affect on its financial statements.

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At December 31, 2007, the Company had approximately $4.6 million in unused federal net operating loss carry-forwards (NOL), which was to expire in the year 2011. The entire NOL was used this tax year.  The resulting income tax liability is $96,439.

At December 31, 2008, the Company has approximately $118,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

NOTE 3. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock ("Series B"). Each Series B share is convertible at into 166.667 shares of the Company's common stock upon election by the shareholder, with dates and terms set by the Board. No shares of Series B preferred stock are outstanding.

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 65,232,781 shares issued and outstanding (which includes 1,000,000 shares of Treasury Stock not held for retirement) as of December 31, 2008 (see footnotes regarding Treasury Stock, Sale of Assets and Related Party Transactions for additional information).

Treasury Stock

During the proceeding of the Bankruptcy the Company entered into a relationship with New Concepts Energy, Inc. (NCE).  In the process of negotiations the Company arranged for NCE to receive 1,000,000 shares of Common Stock and obligated itself to pay an additional $10,000 at the closing of the Bankruptcy proceedings.  At the conclusion of the Bankruptcy proceeding when NCE was no longer involved in the Company’s financial plans the Company agreed to acquire the 1,000,000 shares of Common Stock for $110,000.  The Company has acquired 1,000,000 shares for a purchase price of $110,000 which are currently being held as treasury stock but will be reissued at sometime in the future (see footnotes regarding Sale of Assets and Related Party Transactions).

Stock Options and Warrants

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the years ended December 31, 2007 and 2008, no options were issued, exercised or cancelled. There were no stock options issued in the first quarter of 2008.

The Company currently has outstanding warrants to purchase an aggregate of 6,000,000 shares of common stock expiring December 31, 2009, of which warrants to purchase 2,000,000 shares are at an exercise price of $.025 per share, and 4,000,000 of which are at an exercise price of $0.02 per share.

At the closing of the purchase of the Caldwell Assets, pursuant to an Agreement to Issue Warrants, dated April 13, 2007, with CapWest, we had issued CapWest a warrant (“CapWest Warrants”) to purchase 2,000,000 shares of our common stock, at a purchase price of $0.001 per share. At the August 29, 2008 closing under the Agreement with Legacy, for a total additional consideration of $1,550,000, Capwest assigned the CapWest Warrants back to the Company for cancellation and conveyed to the Company the twenty (20%) percent production payment and two (2%) percent overriding royalty held by Capwest.

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2005, 2006 or as of the close of the year ending December 31, 2007. There were no stock options issued in the first and second quarters of 2008.

NOTE 4. FIXED ASSETS

A summary of fixed assets at December 31, 2008, follows:

	Balance			Balance
	December 31, 2007	Additions	Deletions	December 31, 2008
Auto/Transportation Equipment	$65,298	$161,765	$8,402	$218,661
Buildings & Improvements	125,280			125,280
Leases & Lease Equipment	4,956,916	634,268	4,194,932	1,396,252
Furniture, Fixtures & Office Equipment	793	5,992		6,785
Machinery & Equipment	84,207	58,540	0	442,747
	$5,532,494	$860,565	$4,203,334	$2,189,725
Less: Accum. Depr.				262,479
				$1,927,246

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

NOTE 6. LONG-TERM DEBT

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we closed on a Loan Agreement with Western National Bank, Midland, Texas (“WNB”) for a senior loan facility (the “WNB Loan Agreement”).  At the closing of the purchase of the Caldwell Assets, we drew down $2.3 million under the WNB Loan Agreement The interest rate under the WNB Loan Agreement was a variable rate equal to the prime rate as defined in this Agreement plus 2%, but in no event to be less than 9.25%.

On April 13, 2007, we had also entered into a Loan Agreement with CapWest Resources, Inc. of Midland, Texas (“CapWest”) for an advancing line of credit/term loan facility, under which we drew down at closing $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital. The interest rate under the CapWest Loan Agreement was a variable rate equal to the prime rate as defined in this Agreement plus 4%. Under the CapWest loan agreement, CapWest had a 2% overriding royalty interest in the Leases.

At the August 29, 2008 closing under the Agreement, the notes held by our lenders, WNB and Capwest, plus interest thereon to the date of closing, were paid in full with payments of $2,063,549.53 and $4,220,617.47, respectively.

The Company had no long-term debt at December 31, 2008.

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

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we closed on a Loan Agreement with WNB for a senior loan facility.  At the closing of the purchase of the Caldwell Assets, we drew down $2.3 million under the WNB Loan Agreement. On April 13, 2007, we also entered into a Loan Agreement with CapWest for an advancing line of credit/term loan facility, under which we drew down at closing $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital.

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

The financial statements reflect the sale of the Oil and Gas Assets, effective retroactively to June 1, 2008.  The following is the details of the sale and closing costs.

Sales Price		$13,250,000
Adjustments to Sales Price
Estimated Liability for Well Plugging Expense		(160,000)
Retention of HH Merten Lease		(9,642)
		$13,130,358
Closing Costs and Other Related Expenditures
Acquisition of Warrants	$850,000
Acquisition of 2% ORRI	700,000
Acquisition of 6% ORRI	232,500
Acquisition of NCE Stock	110,000
Commissions	232,500
Legal	350,494
Other	1,599
Notes payable (including accrued interest)	6,284,167	(8,761,260)

Net Received from Sale		$4,319,098

NOTE 9. RELATED PARTY TRANSACTIONS

The Company uses the services of a local accounting firm to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger.  The Company’s President has a one-half interest in that firm.  The Company has paid $25,134 for those accounting services this year.

Axis Network Pty. Ltd.(Axis), a company controlled by the Chairman of the Board, through a prior arrangement had the rights to receive a 6.25% Overriding Royalty Interest (ORRI) in the leases owned by the Company.  That ORRI was to begin paying at the time the acquisition debt of the Company was retired.  The purchaser of the leases would not accept the sale with the burden of a 6.25% ORRI being implemented at the time of its taking control of the subject leases.  In lieu of receiving a 6.25% ORRI, Axis agreed to accept $232,500 and the 2% ORRI that was purchased from CapWest Resources, Inc.

The Company has used the services of a consulting company owned by the Chairman of the Board.  The Company has paid $102,000 for those services this year.

During the proceeding of the Bankruptcy the Company entered into a relationship with New Concepts Energy, Inc. (NCE).  In the process of negotiations the Company arranged for NCE to receive 1 million shares of Common Stock from Koala Pictures Proprietary, Ltd. (a company controlled by the Chairman of the Board) and obligated itself to pay an additional $10,000 at the closing of the Bankruptcy proceedings.  At the conclusion of the Bankruptcy proceeding when NCE was no longer involved in the Company’s financial plans the Company agreed to acquire the 1,000,000 shares of Common Stock for $110,000.  The company has acquired 1,000,000 shares for a purchase price of $110,000 which are currently being held as treasury stock.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and  financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Management concluded in this assessment that as of December 31, 2008, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Directors and Officers of the Registrant as of the date of this report are as follows:
			Served as a
Name	Age	Position	Director since

Maxwell Grant	71	Chairman and Director	May 23, 2007

Thomas Grantham	60	President, Chief Financial	December 5, 2008
		Officer and Director

Robert Gordon	64	Director	May 1, 2002

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

Mr. Robert Gordon is a former senior editor with Mr. Rupert Murdoch's News Corporation. Since 1998, Mr. Gordon has been the CEO of Corporate Writers Australia, an investor relations firm in Melbourne, Australia, specializing in the oil and gas industry.  He joined our Board of Directors in 2002.

Item 11. Executive Compensation.

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bradley W. Fischer, Chief Executive Officer	2007	$100,000							$100,000
Thomas H. Grantham President and Chief Financial Officer (1)	2007	$10,000							$10,000
	2008	$80,000							$80,000
Alan Wright, Chief Financial Officer	2007	$50,000		$36,000					$86,000
Maxwell Grant, Chairman of the Board of Directors (2)	2007							$43,000	$43,000
	2008							$135,340	$135,340

(1) The Board of Directors of the Company has approved a stock award of 250,000 shares for Thomas H. Grantham, the Company’s President and Chief Financial Officer.  Such stock award was deferred until the Company’s emergence from the Chapter 11 bankruptcy proceeding and, accordingly, is not considered compensation to Mr. Grantham in 2007 or 2008.

(2) Mr. Grant owns 100% of the equity interests in Koala Pictures Proprietary Ltd. (“Koala”) and Axis Network Proprietary Ltd. In March and April 2007, Axis was paid consultancy fees of $25,000 for past work, some of which dated back to previous years. In May, June and July, 2007, Peninsula Oil & Gas Proprietary Ltd. (formerly MG Consulting Proprietary Ltd) was paid $6,000 for each of those three months for a total payment of $18,000. In September, 2008, Koala was paid by the Company $29,340, consisting of a reimbursement to Koala of $25,000 of Court costs awarded in the 2002 shareholders derivative Nevada case to Koala but never paid, $3,000 owing to Koala for funding retainer to a law firm for the Supporting Shareholders’ Group to oppose New Concepts Energy, Inc. in the Chapter 11 bankruptcy proceeding, and $1,134 which Koala had loaned Chancellor some years ago and had been carried on the books as a debt. In September, 2009, Peninsula Oil and Gas (formerly MG Consulting), controlled by Mr. Grant, was paid  $78,000 for past due consulting fees which had not been paid since July, 2007  due to the Chapter 11 bankruptcy proceeding, and a $6,000 consulting fee for September, 2009. In October through December, 2008, Peninsula Oil and Gas was paid $6,000 consulting fees for each of those months.

In addition, in 2008, Mr. Grant was paid $4,000 in director fees.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Maxwell Grant	$4,000						$4,000
Robert Gordon	$4,000						$4,000
John C. Y. Lee (1)		$5,200				$14,000	$19,200
Peter Harris (1)		$3,400				$14,000	$17,400

(1)The Company on December 9, 2008 entered into Director’s Settlement Agreements with John C. Y. Lee and Peter Harris.  The agreements provided for payment by the Company of $10,000 to each director, and for the issuance of 260,000 shares of our common stock to John C. Y. Lee (valued at $5,200) and 170,000 shares to Peter Harris (valued at $3,400) in lieu of directors fees dating back to 2006 for Mr. Lee and 2007 for Mr. Harris.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2009, on which date 64,802,781 shares of common stock were outstanding, the ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Company’s common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group.

		NO. OF	% OF
NAME		SHARES	CLASS

Maxwell Grant (1)	Chairman and Director	24,517,253	36.43%

Robert Gordon	Director	5,084,800	7.85%
401 Collins Street
Melbourne
Victoria 3000
Australia

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In March and April 2007, a private company controlled by Maxwell Grant, a major stockholder (who became our Chairman of the Board of Directors in May 2007) was paid consultancy fees of $25,000 for past work, some of which dated back to previous years.

In May, June and July 2007, a private company controlled by Maxwell Grant was paid $6,000 for each of those three months for a total payment of $18,000.

Axis Overriding Royalty

Pursuant to an agreement dated 12th August, 2004, between Chancellor and Axis Network Pty, Ltd. (a private company controlled by Maxwell Grant), Axis was entitled to a six and one-quarter percent (6.25%) override for identifying and helping secure the producing property Chancellor subsequently bought. At a Board meeting on 15th January, 2007, Mr. Grant volunteered, on behalf of Axis, to freeze the Axis override to help secure a loan to purchase the producing oil and gas property in Pampa, Texas which Chancellor and its subsidiaries now own. At that Board meeting, the directors agreed, in view of the override blockage, that the override due Axis should accrue, except that, at any time, Axis had the right, at its sole discretion, to take warrants for shares of common stock in lieu of override amounts according to the following formula:

1. For the first 12 months after the acquisition of the property, warrants at an exercise price of 5 (five) cents.
2. For the next 12 months after acquisition, at a price of 10 (ten) cents.

3. For the third 12 months after acquisition and thereafter at a price of 15 (fifteen) cents.

Mr. Grant did not join the Board until May, 2007. No warrants were issued.

This overriding royalty interest was subordinated to the payment in full of the loans made by the lenders that provided acquisition financing to the Company for its initial acquisition of its oil and gas properties.

Sale of Oil and Gas Properties; Axis Override and Closing Fee

In connection with the August 29, 2008, sale of a portion of our oil and gas properties following the August 15, 2008 dismissal of the Chapter 11 bankruptcy proceeding, pursuant to a Purchase and Sale Agreement, effective as of June 1, 2008 (the “Agreement”), by and among the Company, Gryphon Production Company, LLC and Gryphon Field Services, LLC, collectively acting as sellers, and Legacy Reserves Operating LP, acting as buyer (“Legacy”), and our lenders, we sold certain of our oil and gas properties and other assets (the “Assets”) to Legacy for a purchase price of approximately $13,250,000. Pursuant to the terms of the Agreement, the Company acquired the contractual but unrecorded 1/16th overriding royalty interest held by Axis on all of the Company’s oil and gas properties prior to the sale of certain of the properties to Legacy (the “Original Oil and Gas Properties”), which overriding royalty interest (the “Axis Overriding Royalty Interest”) was merged with and became part of the Assets sold to Legacy. At Closing, the Company conveyed to Axis, as partial consideration for Axis having given up the 6.25% Axis Overriding Royalty, a two (2%) percent overriding royalty on the Original Oil and Gas Properties. To help secure execution of the agreement by all parties, Axis had offered to give up the Axis Overriding Royalty Interest in return for a 2% override and a Lehman formula fee of $232,500, which was paid to Axis at Closing. The Axis Overriding Royalty had been agreed to by the Company in 2004 in return for Axis conducting an extensive search for the Original Oil and Gas Properties, which purchase was completed in April 2007.  Axis had further assisted in the search by finding the financing for the purchase of the Original Oil and Gas Properties. Axis is controlled by Maxwell Grant, who was not then on the board of Chancellor. Mr. Grant, who also controls Koala Pictures, the Company's largest shareholder, eventually joined the Board in May, 2007 and became Chairman. Mr. Grant was instrumental negotiating the agreement with Legacy and in the Company’s engaging Simplex Energy Solutions of Midland, Texas, to assist in identifying Legacy as the purchaser of the Assets.

Closing Letter Agreement and Settlement with New Concept Energy, Inc.

On June 21, 2008, we filed a Motion to Dismiss the Chapter 11 cases for us and our two operating subsidiaries seeking to dismiss the bankruptcy proceedings so that we could proceed to close the transaction contemplated by the Agreement. Prior to June 2008, New Concept Energy, Inc. (“NCE”) had entered into discussions with us and had acquired one million shares of our common stock from Koala Pictures Proprietary Ltd. (the “NCE Stock”).  On July 3, 2008, NCE filed its Objection to our Motion to Dismiss. On August 11, 2008, a hearing was held on our Motion to Dismiss, and on August 15, 2008, the “Order of Dismissal” dismissing our and our two operating subsidiaries’ bankruptcy cases was entered. On August 22, 2008, NCE filed its Motion for Reconsideration of the Orders Entered on August 15, 2008 dismissing the Chapter 11 cases. In recognition of the actions filed by NCE, related to the bankruptcy cases, and the indemnification provisions of the Agreement, the parties to the Agreement agreed, pursuant to a letter agreement dated August 29, 2008, to increase the amount held in the Escrow Account under the Agreement to $1,500,000, as well as to the terms for full release of funds from the escrow account by the Escrow Agent.  On September 4, 2008, a Compromise Settlement Agreement and Release of All Claims (the “Settlement Agreement”) was fully executed by and between the Company and its two operating subsidiaries and NCE. The Settlement Agreement provided for cross releases between the parties and for the repurchase by us of the NCE Stock for a payment of $110,000, which repurchase was implemented.

Local Accounting Firm

The Company uses the services of a local accounting firm to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger.  The Company’s President has a one-half interest in that firm.  The Company has paid $25,134 for those accounting services in 2008.

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees.
The aggregate fees billed by our current independent auditors, Larry O'Donnell, CPA, P.C., for professional services rendered for the audit of our financial statement filed as part of our 2008 Form 10-K filing and for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-Q filed for the fiscal year of 2008 are $11,470.

The aggregate fees billed by Larry O’Donnell, CPA, P.C. for professional services rendered for the audit of our financial statement filed as part of our 2007 Form 10-K filing and for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-QSB filed for the fiscal year of 2007 are $6,800.

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
2.2
Order dated August 15, 2008, of United States Bankruptcy Court, Northern District of Texas, Dismissing the Company’s and its Subsidiaries’ Chapter 11 Cases (incorporated by reference to Exhibit No. 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2008).

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

3.4	By-Laws (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

Exhibit No.	Description
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

Exhibit No.	Description
10.18
Purchase and Sale Agreement, effective as of June 1, 2008, by and among the Company, Gryphon Production Company, LLC and Gryphon Field Services, LLC, collectively acting as sellers, and Legacy Reserves Operating LP, acting as buyer, and Capwest Resources, Inc. and Western National Bank, collectively acting as sellers’ lenders (incorporated by reference to Exhibit No. 10.18 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2008).

10.19
Letter Agreement, dated August 29, 2008, amending the Purchase and Sale Agreement, effective as of June 1, 2008, by and among the Company, Gryphon Production Company, LLC and Gryphon Field Services, LLC, collectively acting as sellers, and Legacy Reserves Operating LP, acting as buyer, and Capwest Resources, Inc. and Western National Bank, collectively acting as sellers’ lenders (incorporated by reference to Exhibit No. 10.19 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2008).

10.20
Compromise Settlement Agreement and Release of All Claims, effective September 4, 2008, by and between the Company, Gryphon Production Company, LLC and Gryphon Field Services, LLC, and New Concept Energy, Inc. (incorporated by reference to Exhibit No. 10.20 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2008).

10.21
Director’s Settlement Agreement, dated December 9, 2008, between the Company and John C. Y. Lee (incorporated by reference to Exhibit No. 10.21 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2008).

10.22
Director’s Settlement Agreement, dated December 9, 2008, between the Company and Peter Harris (incorporated by reference to Exhibit No. 10.22 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2008).

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

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

CHANCELLOR GROUP, INC.

By:	/s/ Thomas Grantham
President, Principal Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 30, 2009.

Chairman and Director:
/s/ Maxwell Grant
Maxwell Grant

Director:
/s/ Robert Gordon
Robert Gordon

President, Chief Financial Officer and Director:
/s/ Thomas Grantham
Thomas Grantham