Form 10-K/A
period 2008-12-31
CHANCELLOR GROUP INC/
filed 2009-05-20
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

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

Number of shares of Common Stock outstanding as of March 27, 2009: 65,232,781.

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

Our common stock is quoted on the Over-The-Counter Bulletin Board market and trades under the symbol CHAG.OB.  As of December 31, 2008, there were 65,232,781 shares of our common stock issued and outstanding.

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

The current production levels are approximately 1,200 barrels of oil per month and are hoped to expand to 2,500 barrels per month within the next several months.  With additional developments and improvements to the current lease-holdings, production could be expanded to even higher levels within the next year, although there is no assurance that we will be able to accomplish production increases.  Current equipment and staffing levels are adequate for the Company to acquire additional producing wells in the numbers of 75 to 150 wells without purchasing additional maintenance or repair equipment.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to restore additional wells to production. Of primary importance are approximately 10 to 20 wells that have been temporarily abandoned that need to be repaired and brought on line as producing wells. A typical well restoration has cost us $2,500 to $5,000.  In some circumstances enhanced production is expected to be achieved by an ongoing treatment plan to reduce paraffin down-hole, in flow lines, treatment equipment, and salt water disposal wells.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production due to extremely low oil and gas prices, bringing that oil and gas into the market.  Several of the leases need to studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property that needs to be reviewed and studied for the possibility of drilling for new production.

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
________________________________

*$0.00 denotes less than $0.01 per share

(b) Common Stock: On December 31, 2008 there were 65,232,781 shares of common stock issued and outstanding, which were held by more than 400 shareholders of record excluding individuals holding securities in street name.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of March 1, 2009, there were 65,232,781 shares of our common stock issued and outstanding.

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

We have a stockholders' equity in the amount of $4,188,445 at December 31, 2008.

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

Liquidity & Capital Resources

As of December 31, 2008 the Company had $2,531,525 of cash on hand.   We have an retained earnings of $929,807 and have a stockholders' equity of $4,188,445 at December 31, 2008.

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

Item 8. Financial Statements and Supplementary Data.

CHANCELLOR GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

CHANCELLOR GROUP, INC.
Consolidated Financial Statements

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545 Fax (303) 369-9384 Email larryodonnellcpa@msn.com www.larryodonnellcpa.com	2228 South Fraser Street Unit I Aurora, Colorado 80014

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

As discussed in Notes 2 and 9 to the financial statements, estimated income taxes payable and deferred tax liability were understated and treasury stock was overstated resulting in overstatement of previously reported net income as of  December 31, 2008, which were restated during the current year.

March 25, 2009

CHANCELLOR GROUP, INC.
Consolidated Balance Sheets
For The Years Ended December 31, 2008 and December 31, 2007

	2008	2007
ASSETS
Current Assets
Cash in Bank	$2,531,525	$218,118
Revenue Receivable	201,455	248,680
Prepaid Insurance	23,665	0
Total Current Assets	2,756,645	466,798

Fixed Assets
Leasehold Costs – Developed	1,396,252	4,938,564
Office Building & Equipment	132,065	126,073
Fleet – Road	218,661	62,263
Heavy Field Equipment & Tools	442,747	405,593
Accumulated Depreciation	(262,479)	(411,495)
Total Fixed Assets	1,927,246	5,120,998

Other Assets
Unamortized Debt Expense	0	55,500
Unamortized Letter of Credit	833	0
Prepaid Long Term Hedge	11,100	70,848
Deposits	4,975	250
Total Other Assets	16,908	126,598

Total Assets	$4,700,799	$5,714,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable—Chancellor	$0	$109,828
Due to related party	36,500	0

Accounts Payable – Gryphon Production	224,598	264,800
Accrued Interest Payable	0	113,028
Miscellaneous Accounts Payable & Suspense	5,949	10,044
Estimated Federal and State Income Tax Payable	116,903	0
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	385,552	499,302

Long Term Liabilities
Note Payable—Senior Debt	0	2,108,332
Note Payable – Subordinated Debt	0	3,797,345
Deferred Tax Liability	126,802	0
Installment Loan – Equipment	0	63,576
Note Payable – Investors	0	5,160
Total Long Term Liabilities	126,802	5,974,413

Stockholders’ Equity
Common Stock: $.001 par value, 250,000,000 shares authorized, 65,232,781 shares issued and outstanding including 1,000,000 shares held as treasury stock	65,233	64,803
Paid in Capital	3,229,905	3,221,735
Retained Earnings	(4,045,659)	(3,323,438)
Treasury Stock	(36,500)	0
Net Income (Loss)	4,975,466	(722,221)
Totals Stockholders’ Equity	4,188,445	(759,321)
Total Liabilities and Stockholders’ Equity	$4,700,799	$5,714,394

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statement of Operations
For The Years Ended December 31, 2008 and December 31, 2007

	2008	2007
Sales – Net of Royalties Paid
Oil	$1,408,179	$1,689,931
Natural Gas	351,846	397,152
Other Income	0	2,165
Gross Revenue	1,760,025	2,089,248

Severance Taxes	107,664	105,461
Marketing Fees	3,460	17,326
Royalties Paid	44,468	11,127

Net Revenue	1,604,433	1,955,334

Operating Expenses
Lease Operating Expense	2,221,615	1,120,162
General & Administrative Expense	443,082	539,230
Depreciation, Depletion & Amortization	397,254	411,495
Total Operating Expense	3,061,951	2,034,887

Income (loss) From Operations	(1,457,518)	(115,554)

Other Income (Expenses)
Interest	6,707	0
Other Income	38,971	0
Sales of Assets (Net of Cost)	7,326,208	0
Organization Costs	(0)	(49,299)
Hedge Income (Net of Amortization)	(18,484)	(33,300)
Total Other Income (expense)	7,353,401	(82,599)

Financing Charges
Interest	(597,417)	(481,559)
Bank Fees Amortization	(70,848)	(42,509)
Total Financing Charges	(668,265)	(524,068)

Income (Loss) before provision for
Income Taxes	5,227,619	(722,211)

Provision for Income Taxes	252,153	0

Net Income (Loss)	4,975,466	(722,221)

Net Income (Loss) per Share
(Basic and Fully Diluted)	$0.0771	(* )

Weighted Average Number of Common Shares Outstanding	64,511,585	64,802,781

* Less than $.01 per Share

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statements of Stockholders’ Equity
For The Twenty Four Months Ended 12/31/2008

	COMMON Par Value Shares	STOCK $.001 Amount	PREFERRED Series B Amount	Paid in Capital	TREASURY Shares	TREASURY Amount	(Accumulated Deficit)
Balance at December 31, 2006	60,755,030	$60,755	$-	$3,152,283	0	$0	$(3,323,438)

Stock issued for Cash	1,550,000	1,550		35,950

Compensatory stock issuances	2,497,751	2,498		33,502

Stock issued for stock subscription payable

Net gain (loss) for the year							(722,221)
Balance at December 31, 2007	64,802,781	$64,803	$-	$3,221,735	0	$0	$(4,045,659)

Stock issued for Cash

Compensatory stock issuances	430,000	430		8,170

Stock issued for stock subscription payable

Treasury Stock					1,000,000	$36,500

Net gain (loss) for the year							4,975,466
Balance at December 31, 2008	65,232,781	$65,233	$-	$3,229,905	1,000,000	$36,500	$929,807

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statement of Cash Flows
For The Years Ended December 31, 2008 and December 31, 2007

	2008	2007
Cash Flows From Operating Activities:
Net Income (loss)	$4,975,466	$(722,221)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation & Amortization	421,940	411,494
Deferred Income Taxes	126,803	0
Gain on Sale of Assets	(7,326,208)	0
(Increase) Decrease in Operating Assets	51,064	(375,277)
Increase (Decrease) in Operating Liabilities	(113,750)	387,872
Net Cash Provided by (used for)
Operating Activities	(1,864,685)	(298,132)

Cash Flows From Investing Activities
Proceeds from Sales of Assets, Net of Closing Costs	11,004,471	0
Other Capital Expenditures	(860,565)	(5,532,494)
Net Cash Provided by (used for)
Investing Activities	10,143,906	(5,532,494)

Cash Flows From Financing Activities
Notes Payable	(5,974,414)	5,974,414
Paid in Capital	430	69,652
Common Stock	8,170	4,048
Net Cash Provided by (used for)
Financing Activities	(5,965,814)	6,047,914

Net Increase (Decrease) in Cash	2,313,407	217,288
Cash at the Beginning of the Period	218,118	830

Cash at the End of the Period	$2,531,525	$218,118

Supplemental Disclosures of Cash Flows Information
Interest Paid	$710,455	$368,531
Income Taxes Paid	$8,446	$0

Non-Cash Investing and Financing Transactions
Treasury Stock Acquired in Exchange for Amount Due to Related Party	$36,500	$0

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. Included in cash in bank at December 31, 2008 are deposits totaling $500,000 which are assigned and held as collateral for two letters of credit issued to the Railroad Commission of Texas as required for the Company's oil and gas activities.

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

Products and Services, Geographic Areas and Major Customers

The Company plans to develop its domestic oil and gas properties, located in Gray and Carson counties, Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers are Plains Marketing and DCP Midstream.

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

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No..48, “Accounting for Uncertainty in Income Taxes , an Interpretation of SFAS No.109” (“FIN 48”). The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s consolidated financial statements at, and for the years ended, December 31, 2007 and 2008.

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

At December 31, 2007, the Company had approximately $4.6 million in unused federal net operating loss carry-forwards (NOL), which was to expire in the year 2011. The entire NOL was used during 2008.  The resulting Federal income tax liability is $52,299 at December 31, 2008. State income tax liability is $64,674.

At December 31, 2008, the Company has approximately $ $126,800 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

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

Treasury Stock

In early 2008 in the context of our prior bankruptcy proceeding, Koala Pictures Proprietary Ltd. ("Koala"), controlled by our Chairman and Chief Executive Officer Maxwell Grant, had transferred 1,000,000 shares of our common stock to New Concept Energy, Inc. (“NCE”), which had entered into discussions with us.  Following dismissal of the bankruptcy proceeding in August 2008, we settled all matters with NCE for $110,000 pursuant to a Settlement Agreement and Release of All Claims, dated September 4, 2008, and repurchased the 1,000,000 shares of common stock.  In May 2009, our Board of Directors authorized retransfer of the 1,000,000 shares of common stock back to Koala, since Koala had originally transferred these shares to NCE for the benefit of the Company in the context of the Company's discussions with NCE.

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

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2005, 2006, 2007 or as of the close of the year ending December 31, 2008.

NOTE 4. FIXED ASSETS

	A summary of fixed assets at December 31, 2008, follows:

	Balance			Balance
	December 31, 2007	Additions	Deletions	December 31, 2008
Auto/Transportation Equipment	$65,298	$161,765	$8,402	$218,661
Buildings & Improvements	125,280			125,280
Leases & Lease Equipment	4,956,916	634,268	4,194,932	1,396,252
Furniture, Fixtures & Office Equipment	793	5,992		6,785
Machinery & Equipment	384,207	58,540	0	442,747
	$5,532,494	$860,565	$4,203,334	$2,189,725
Less: Accum. Depr.				262,479
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

At December 31, 2008, the Company has two irrevocable blanket letters of credit totaling $500,000 issued to the Railroad Commission of Texas as required for the Company's oil and gas activities, which are secured by cash deposits included in cash in bank.

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

Sales Price		$13,250,000
Adjustments to Sales Price
Estimated Liability for Well Plugging Expense		(160,000)
Retention of HH Merten Lease		(9,642)
		$13,080,358
Closing Costs and Other Related Expenditures
Acquisition of Warrants	$850,000
Acquisition of 2% ORRI	700,000
Acquisition of 6.25% ORRI	232,500
Acquisition of NCE Stock	110,000
Commissions	232,500
Legal	350,494
Other	1,599
Notes payable (including accrued interest)	6,284,167	(8,761,260)

Net Received from Sale		$4,319,098

NOTE 9. RELATED PARTY TRANSACTIONS

The Company uses the services of a local accounting firm in Pampa, Texas to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger.  The Company’s President has a one-half interest in that firm.  The Company has paid $25,134 for those accounting services this year.

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

In early 2008 in the context of our prior bankruptcy proceeding, Koala Pictures Proprietary Ltd. ("Koala"), controlled by our Chairman and Chief Executive Officer Maxwell Grant, had transferred 1,000,000 shares of our common stock to New Concept Energy, Inc. (“NCE”), which had entered into discussions with us.  Following dismissal of the bankruptcy proceeding in August 2008, we settled all matters with NCE for $110,000 pursuant to a Settlement Agreement and Release of All Claims, dated September 4, 2008, and repurchased the 1,000,000 shares of common stock.  In May 2009, our Board of Directors authorized retransfer of the 1,000,000 shares of common stock back to Koala, since Koala had originally transferred these shares to NCE for the benefit of the Company in the context of the Company's discussions with NCE.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Directors and Officers of the Registrant as of the date of this report are as follows:
			Served as a
Name	Age	Position	Director since

Maxwell Grant	71	Chairman and Director	May 23, 2007

Robert Gordon	64	Director	May 1, 2002

Dudley Muth	69	Director	March 31, 2009

Mr. Dudley Muth was elected to our Board of Directors on March 31, 2009, following the resignation of Thomas Grantham as a director, President and Chief Financial Officer.

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

Mr. Dudley Muth is a Los Angeles attorney and a broker-dealer compliance officer. From January 2009 to the present, Mr. Muth has been the Compliance Director/Counsel for BMA Securities, Rolling Hills Estates, California, and prior thereto from March to December 2008, he was the Compliance Director/Consultant for Financial West Group, Los Angeles, California.  From October 2002 to February, 2008, Mr. Muth was the Director of Compliance for the Shemano Group, Los Angeles, California.  Mr. Muth received a BA in Economics from Pomona College in 1961, an MBA in Accounting and Industrial Relations from the University of California Los Angeles in 1963, and a JD from the University of Southern California School of Law in 1966. Mr. Muth began his career with Arthur Andersen & Co. in their tax department specializing in oil and gas taxation in Los Angeles. He has worked in the securities industry since the early 1970’s, as an attorney and compliance director. From 1977 to 1979 he served as a compliance officer with the Pacific Stock Exchange. He has served as president of two listed REIT’s and since 1975 as a Director of Ojai Oil Company, a small oil and gas and real estate company in Camarrilo, California. Mr. Muth was previously a member of our Board of Directors, and had resigned from our Board in November, 2008.  He has informed the Company that, in connection with the preparation of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, filed on April 7, 2008, he had inadvertently neglected to  advise the Company as to a Financial Industry Regulatory Authority (FINRA)  regulatory  disciplinary action  within the past several years in which he was fined $2,500 by reason of a temporary net capital violation of a broker dealer for which he was the regulatory operative contact with FINRA, such fine  having been paid by the company with which he was then associated.

Item 11. Executive Compensation.

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bradley W. Fischer, Chief Executive Officer	2007	$100,000							$100,000
Thomas H. Grantham President and Chief Financial Officer	2007	$10,000							$10,000
	2008	$80,000							$80,000
Alan Wright, Chief Financial Officer	2007	$50,000		$36,000					$86,000
Maxwell Grant, Chairman of the Board of Directors (1)	2007							$43,000	$43,000
	2008							$135,340	$135,340

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2009, on which date 65,232,781 shares of common stock were outstanding, the ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Company’s common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group.

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

Closing Letter Agreement and Settlement with New Concept Energy, Inc.

On June 21, 2008, we filed a Motion to Dismiss the Chapter 11 cases for us and our two operating subsidiaries seeking to dismiss the bankruptcy proceedings so that we could proceed to close the transaction contemplated by the Agreement. Prior to June 2008, New Concept Energy, Inc. (“NCE”) had entered into discussions with us and had acquired one million shares of our common stock from Koala Pictures Proprietary Ltd. (the “NCE Stock”).  On July 3, 2008, NCE filed its Objection to our Motion to Dismiss. On August 11, 2008, a hearing was held on our Motion to Dismiss, and on August 15, 2008, the “Order of Dismissal” dismissing our and our two operating subsidiaries’ bankruptcy cases was entered. On August 22, 2008, NCE filed its Motion for Reconsideration of the Orders Entered on August 15, 2008 dismissing the Chapter 11 cases. In recognition of the actions filed by NCE, related to the bankruptcy cases, and the indemnification provisions of the Agreement, the parties to the Agreement agreed, pursuant to a letter agreement dated August 29, 2008, to increase the amount held in the Escrow Account under the Agreement to $1,500,000, as well as to the terms for full release of funds from the escrow account by the Escrow Agent.  On September 4, 2008, a Compromise Settlement Agreement and Release of All Claims (the “Settlement Agreement”) was fully executed by and between the Company and its two operating subsidiaries and NCE. The Settlement Agreement provided for cross releases between the parties and for the repurchase by us of the NCE Stock for a payment of $110,000, which repurchase was implemented. The Board of Directors of the Company in May 2009 authorized retransfer the shares represented by the NCE Stock to Koala Pictures Proprietary Ltd., since Koala had advanced the shares to NCE on behalf of the Company.

Local Accounting Firm

The Company uses the services of a local accounting firm to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger.  The Company’s President at that time has a one-half interest in that firm.  The Company has paid $25,134 for those accounting services in 2008.

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

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2009.

CHANCELLOR GROUP, INC.

By:	/s/ Maxwell Grant
Maxwell Grant Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 20, 2009.

Chairman, Chief Executive Officer and Director:
/s/ Maxwell Grant
Maxwell Grant

Director:
/s/ Robert Gordon
Robert Gordon

Director:
/s/ Dudley Muth
Dudley Muth