Form 10-Q
period 2009-03-31
CHANCELLOR GROUP INC/
filed 2009-05-20
CIK 894544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-30219

Chancellor Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0438647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

216 South Price Road, Pampa, TX 79065	79065
(Address of Principal Executive Offices)	(Zip Code)

(806-688-9697)
(Registrant's Telephone Number, Including Area Code)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 66,382,781 as of May 19, 2009.

ii

Item 1.  Financial Statements

Chancellor Group, Inc.

I N D E X

Page No.
Balance Sheets as at March 31, 2009 and December 31, 2008 (Unaudited)	2

Statements of Operations
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)	3

Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

Notes to Unaudited Financial Statements	5-10

CHANCELLOR GROUP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash in Bank	$1,855,764	$2,531,525
Revenue Receivable	65,919	201,455
Prepaid Insurance	8,909	23,665
Federal Income Tax Refund Receivable	43,603	0
Total Current Assets	1,974,195	2,756,645

Fixed Assets
Leasehold Costs – Developed	1,566,926	1,396,252
Office Building & Equipment	132,065	132,065
Fleet – Road	241,844	218,661
Heavy Field Equipment & Tools	452,679	442,746
Accumulated Depreciation	(329,493)	(262,478)
Total Fixed Assets	2,064,021	1,927,246

Other Assets
Unamortized Letter of Credit	0	833
Prepaid Long Term Hedge	0	11,100
Deposits	250	4,975
Deferred Tax Assets	49,502	0
Total Other Assets	49,752	16,908

Total Assets	$4,087,968	$4,700,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Due to Related Party	$36,500	$36,500
Accounts Payable – Gryphon Production	53,628	224,598
Accrued Interest Payable	0	0
Miscellaneous Accounts Payable & Suspense	8,144	5,949
Federal Income Tax Payable	0	52,229
State Income Tax Payable	64,674	64,674
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	164,548	385,552

Long Term Liabilities
Deferred Tax Liability	138,817	126,802
Total Long Term Liabilities	138,817	126,802

Stockholders’ Equity
Common Stock: $.001 par value, 250,000,000
shares authorized, 65,232,781 shares
issued and outstanding including 1,000,000
shares held as treasury stock	65,233	65,233
Paid in Capital	3,229,905	3,229,905
Retained Earnings	929,807	(4,045,659)
Treasury Stock	(36,500)	(36,500)
Net Income (Loss)	(403,842)	4,975,466
Total Stockholders’ Equity	3,784,603	4,188,445
Total Liabilities and Stockholders’ Equity	$4,087,968	$4,700,799

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
(Unaudited)

	March 31, 2009	March 31, 2008
Sales – Net of Royalties Paid to Others
Oil	$99,148		$786,495
Natural Gas	18,986		149,709
Other Income	18,975		1,150
Gross Revenue	137,109		937,354

Severance Taxes	5,944		46,501
Marketing Fees	0		7,733
Royalties Paid	0		12

Net Revenue	131,165		883,108

Operating Expenses
Lease Operating Expense	139,190		317,665
Other Operating Expense	343,361		344,469
General & Administrative Expense	85,441		16,735
Depreciation, Depletion & Amortization	67,014		138,287
Total Operating Expense	635,006		817,156

Income (loss) From Operations	(503,841)		65,952

Other Income (Expenses)
Interest Income	3,270		0
Hedge Income	71,660		0
Hedge Costs Amortization	(11,100)		(11,100)
Total Other Income (Expense)	63,830		(11,100)

Financing Charges
Interest	24		150,319
Bank Fees Amortization	1,294		14,170
Total Financing Charges	1,318		164,489

Income (Loss) before provision for Income Taxes	(441,329)		(109,637)

Provision for Income Taxes	(37,487)		0

Net Income (Loss)	(403,842)		$(109,637)

Net Income (Loss) per Share
(Basic and Fully Diluted)	(* )	$	(* )

Weighted Average Number of Common Shares Outstanding	65,232,781		64,802,781

* Less than $.01 per Share

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
(Unaudited)

	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities:
Net Income (loss)	$(403,842)	$(109,637)

Adjustments to reconcile net income
(loss) to net cash provided by
(used for) operating activities:
Depreciation & Amortization	78,114	149,387
Deferred Income Taxes	(37,487)	0
(Increase) Decrease in Operating Assets	109,249	(110,322)
Increase (Decrease) in Operating
Liabilities	(221,005)	110,185
Net Cash Provided by (used for)
Operating Activities	(474,971)	39,613

Cash Flows From Investing Activities
Capital Expenditures	(200,790)	(41,599)
Net Cash Provided by (used for)
Investing Activities	(200,790)	(41,599)

Cash Flows From Financing Activities
Notes Payable	0	(33,749)
Sales of Common Stock	0	200
Net Cash Provided by (used for)
Financing Activities	0	(33,549)

Net Increase (Decrease) in Cash	(675,761)	(35,535)
Cash at the Beginning of the Period	2,531,525	218,118

Cash at the End of the Period	$1,855,764	$182,583

Supplemental Disclosures of Cash Flows Information
Interest Paid	$1,317	$150,319

Income Taxes Paid	$95,382	$0

See Notes to Unaudited Consolidated Financial Statements

CHANCELLOR GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Operations

The Company is licensed by the Texas Railroad Commission as oil and gas producers and operators. The Company, and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 84 are actively producing (two of which are natural gas wells).  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil and the balance approximating 200 or so acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

As of March 31, 2009, 84 wells are producing. Total productive capacity at March 31, 2009 is estimated to be approximately 55 bopd and 63 mcfd gas. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

Included in cash in bank at March 31, 2009 are deposits totaling $500,000 which are assigned and held as collateral for two letters of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the equipment. The estimated useful life of leasehold costs, equipment and tools ranges from five to seven years.  The useful life of the office building and warehouse is estimated to be twenty years.

Depletion

The carrying value of the mineral leases is depleted over the minimum estimated productive life of the leases, or ten years.

Accounts Receivable

The Company reviews accounts receivable periodically for collectibles and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Products and Services, Geographic Areas and Major Customers

The Company plans to develop its domestic oil and gas properties, located in Gray and Carson counties, Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers, which primarily all oil and gas production is sold to, are Plains Marketing and DCP Midstream.

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

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes , an Interpretation of SFAS No.109” (“FIN 48”). The interpretation creates a single model to address accounting for uncertainty in tax positions.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.  The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s consolidated financial statements at, and for the years ended December 31, 2007 and 2008.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No.157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, management partially adopted the provisions of SFAS 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on the financial statements. Management expects to adopt the remaining provisions of SFAS 157 beginning in 2009.  The adoption did not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company, and the Company did not make any options to record its financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements.

SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management expects SFAS 141R will have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statement and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for us on January 1, 2009. The adoption did not have a material impact on the consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. The adoption did not have a material impact on the consolidated financial statements.

NOTE 2. INCOME TAXES

Deferred income taxes arise from temporary differences in recognition of certain revenues and expenses between financial statement and income tax basis of accounting, and also net operating loss carry-forwards and other tax credit carry-forwards.  Under IRC Section 382, net operating loss carryovers may be limited should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At March 31, 2009, the Company has a federal net operating loss of approximately $440,000.  A deferred tax asset of approximately $100,000 has been partially offset by a valuation allowance of approximately $50,000 due to federal NOL carry-back and carry-forward limitations.

At March 31, 2009, the Company has approximately $138,800 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

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

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 65,232,781 shares issued and outstanding (which includes 1,000,000 shares of Treasury Stock not held for retirement) as of March 31, 2009 (see footnotes regarding Treasury Stock, Sale of Assets and Related Party Transactions for additional information).

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

Stock Options and Warrants

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During all quarters for the years ended December 31, 2007 and 2008, no options were issued, exercised or cancelled.  For quarter ending March 31, 2009 no options were issued, exercised or cancelled

The Company currently has outstanding warrants to purchase an aggregate of 6,000,000 shares of common stock expiring December 31, 2009, of which warrants to purchase 2,000,000 shares are at an exercise price of $.025 per share, and 4,000,000 of which are at an exercise price of $0.02 per share.

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

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2006, 2007 or as of the close of the year ending December 31, 2008. There were no stock options issued in the first quarter of 2009.

NOTE 4. FIXED ASSETS

A summary of fixed assets at March 31, 2009, follows:

	Balance
	December 31,			Balance
	2008	Additions	Deletions	March 31, 2009
Auto/Transportation Equipment	$218,661	$23,183	$0	$241,844
Buildings & Improvements	125,280			125,280
Leases & Lease Equipment	1,396,252	170,674	0	1,566,926
Furniture, Fixtures & Office Equipment	6,785			6,785
Machinery & Equipment	442,747	9,933	0	452,679
	$2189725	$203,790	$0	$2,393,514
Less: Accum. Depr.				329,493
				$2,064,021

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

The Company had no long-term debt at March 31, 2009.

At March 31, 2009, the Company has two irrevocable blanket letters of credit totaling $500,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which are secured by deposits totaling $500,000 included in cash in bank.

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

NOTE 9. RELATED PARTY TRANSACTIONS

The Company has used the services of a local accounting firm in Pampa, Texas to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger.  The Company’s President, at that time, has a one-half interest in that firm.  The Company has paid $10,161 for those accounting services this year.  Effective in late April 2009, The Company disengaged the Pampa related firm and has engaged an unrelated accounting firm in Amarillo, Texas to provide these services.

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

The Company has used the services of a consulting company owned by the Chairman of the Board.  The Company has paid $24,000 for those services this year.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of May 19, 2009, there were 66,382,781 shares of our common stock issued and outstanding.

Three Months Ended March 31, 2009

Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007.  During the period ending December 31, 2007 we produced and sold 23,120 barrels of oil and produced and sold 55,831 mcf gas, generating $2,075,956 revenues after royalties, with a one month lag in receipt of revenues for the prior months sales, as compared with 24,114 barrels of oil and 48,759 mcf of gas, generating $2,351,433 in gross revenues in 2008.  Effective June 1, 2008, we sold producing properties with 173 producing wells to Legacy Reserves Operating LP.  We had 84 wells actually producing oil and gas on December 31, 2008. In the three month period ended March 31, 2009, we produced and sold 2,623 barrels of oil and 3,570 mcf of gas, attributable to our net revenue interest in our producing properties, while generating revenues of $118,134, as compared with 8,268 net barrels of oil and 18,599 net mcf of gas, generating revenues of $936,204 in the comparable period of 2008. At March 31, 2009, we had 86 wells actually producing. During this period, we restored an additional 11 wells.

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

We commenced operations on April 16, 2007 with what were 84 actually producing wells. As of December 31, 2007, 203 wells are producing.  Productive capacity on April 16, 2007 was estimated to be 70 bopd and 90 mcfd. Total productive capacity at March 31, 2009 is estimated to be approximately 60 bopd and 63 mcfd gas.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

The following table is for the three months ended:

	Three Months Ended
	March 31, 2009	March 31, 2008
Oil and Gas Sales(1)
Oil Sales(Bbl)	2,623	8,268
Natural Gas Sales (Mcf)	3,570	18,599

Average Sales Price:
Oil, per Bbl:	$38.08	$95.07
Gas, per MMCF:	$5.32	$8.05

(1)	Sales oil and gas are those attributable to our respective net revenue interests in our producing properties, and do not take account of severance taxes or other operating expenses.

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

Liquidity & Capital Resources

As of March 31, 2009 the Company had $1,855,765 of cash on hand.   We have a retained earnings of $526,799 and have a stockholders' equity of $3,785,437 at March 31, 2009.

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

PART II—OTHER INFORMATION

ITEM 6.  Exhibits.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chancellor Group, Inc. (Registrant)

Dated: May 20, 2009	By:	/s/ Maxwell Grant
Chief Executive Officer and
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.