Form 10-Q
period 2009-06-30
CHANCELLOR GROUP INC/
filed 2009-08-10
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 66,125,030 as of July 31, 2009.

i

Item 1.  Financial Statements

Chancellor Group, Inc.

INDEX

Page No.

Balance Sheets as at June 30, 2009 and December 31, 2008 (Unaudited)	2

Statements of Operations
For the Six and Three Months Ended June 30, 2009 and 2008 (Unaudited)	3

Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)	4

Notes to Unaudited Financial Statements	5-11

Chancellor Group, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash in Bank	$1,592,333	$2,531,525
Revenue Receivable	71,675	201,455
Prepaid Insurance	50,846	23,665
Deferred Tax Asset	49,502	0
Federal Income Tax Refund Receivable	43,603	0
Total Current Assets	1 ,807,959	2,756,645

Fixed Assets
Leasehold Costs – Developed	1,566,926	1,396,252
Office Building & Equipment	134,630	132,065
Fleet – Road	202,723	218,661
Heavy Field Equipment & Tools	450,179	442,746
Accumulated Depreciation	(390,765)	(262,478)
Total Fixed Assets	1,963,693	1,927,246

Other Assets
Unamortized Letter of Credit	0	833
Prepaid Long Term Hedge	0	11,100
Deposits	250	4,975
Total Other Assets	250	16,908

Total Assets	$3,771,902	$4,700,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Due to Related Party	$0	$36,500
Accounts Payable – Gryphon Production	59,193	224,598
Accrued Interest Payable	0	0
Miscellaneous Accounts Payable & Suspense	1,670	5,949
Federal Income Tax Payable	0	52,229
State Income Tax Payable	0	64,674
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	62,465	385,552

Long Term Liabilities
Deferred Tax Liability	77,339	126,802
Total Long Term Liabilities	77,339	126,802

Stockholders’ Equity
Common Stock: $.001 par value, 250,000,000 shares authorized, 63,345,030 shares issued and outstanding	63,345	65,233
Paid in Capital	3,239,293	3,229,905
Retained Earnings	929,807	(4,045,659)
Treasury Stock	0	(36,500)
Net Income (Loss)	(600,347)	4,975,466
Total Stockholders’ Equity	3,632,098	4,188,445
Total Liabilities and Stockholders’ Equity	$3,771,902	$4,700,799

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
(Unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2009		2008		2009		2008
Sales - Net of Royalties Paid
Oil		$155,692		$930,480		$254,841		$1,718,096
Natural Gas		18,629		230,240		37,614		379,950
Other Income		13,512		600		96,318		1,750
Gross Revenue		187,833		1,161,320		388,773		2,099,796

Severance Taxes		9,418		58,692		15,362		105,245
Marketing Fees		0		9,023		0		16,755
Royalties Paid		0		0		0		13

Net Revenue		178,415		1,093,605		373,411		1,977,783

Operating Expenses
Lease Operating Expense		44,826		419,050		184,016		736,715
Other Operating Expense		184,809		331,454		528,171		659,573
General & Administrative Expense		140,576		93,392		226,017		126,476
Depreciation, Depletion & Amortization		65,836		138,897		121,750		277,184
Total Operating Expense		436,047		982,793		1,059,954		1,799,948

Income (loss) From Operations		(257,632)		110,812		(686,543)		177,835

Other Income (Expenses)
Organization Costs		0		0		0		0
Hedge Costs Amortization		0		(11,100)		(11,100)		(22,200)
Total Other Income (Expense)		0		(11,100)		(11,100)		(22,200)

Financing Charges
Interest		351		283,388		375		433,290
Bank Fees Amortization		0		15,419		1,294		30,006
Total Financing Charges		351		298,807		1,669		463,296

Income (Loss) before provision for
Income Taxes		(257,983)		(199,095)		(699,312)		(307,661)

Provision for Income Taxes		(61,478)		0		(98,965)		0

Net Income (Loss)	$	(196,505)	$	(199,095)	$	(600,347)	$	(307,661)

Net Income (Loss) per Share (Basic and Fully Diluted)	$	(* )	$	(* )	$	(* )	$	(* )

Weighted Average Number of Common Shares Outstanding		65,335,663		65,232,781		65,284,506		65,232,781
* Less than $.01 per Share

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
(Unaudited)

	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities:
Net Income (loss)	$(600,347)	$(307,661)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation & Amortization	132,850	277,184
Deferred Income Taxes	(98,965)	0
(Increase) Decrease in Operating Assets	63,721	(96,054)
Increase (Decrease) in Operating
Liabilities	(286,587)	457,963
Net Cash Provided by (used for)
Operating Activities	(789,328)	331,432

Cash Flows From Investing Activities
Capital Expenditures	(157,364)	(92,074)
Net Cash Provided by (used for)
Investing Activities	(157,364)	(92,074)

Cash Flows From Financing Activities
Notes Payable	0	(152,601)
Issuance of Common Stock	7,500	200
Net Cash Provided by (used for)
Financing Activities	7,500	(152,401)

Net Increase (Decrease) in Cash	(939,192)	86,957
Cash at the Beginning of the Period	2,531,525	218,118

Cash at the End of the Period	$1,592,333	$305,075
Supplemental Disclosures of Cash Flows Information

Interest Paid	$375	$433,290

Income Taxes Paid	$0	$0

See Notes to Unaudited Consolidated Financial Statements

CHANCELLOR GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Operations

The Company is licensed by the Texas Railroad Commission as oil and gas producers and operators. The Company, and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 19 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of June 30, 2009 approximately 60 oil wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil and the balance approximating 200 or so acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 6,472 barrels of oil and 7,370 mcf of gas in the six months ended June 30, 2009. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

Included in cash in bank at June 30, 2009 are deposits totaling $250,000 which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

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

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No.109” (“FIN 48”). The interpretation creates a single model to address accounting for uncertainty in tax positions.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.  The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s consolidated financial statements at, and for the years ended December 31, 2007 and 2008.

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

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

At June 30, 2009, the Company has a federal net operating loss of approximately $786,000.  A deferred tax asset of approximately $157,000 has been partially offset by a valuation allowance of approximately $41,000 due to federal NOL carry-back and carry-forward limitations.

At June 30, 2009, the Company has approximately $144,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

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

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 63,345,030 shares issued and outstanding as of June 30, 2009 (see footnotes regarding Treasury Stock, Sale of Assets and Related Party Transactions for additional information).

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

Stock Options and Warrants

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During all quarters for the years ended December 31, 2007 and 2008, no options were issued, exercised or cancelled.  For quarter ending June 30, 2009 no options were issued, exercised or cancelled

The Company currently has outstanding warrants to purchase an aggregate of 6,000,000 shares of common stock expiring December 31, 2014, of which warrants to purchase 2,000,000 shares are at an exercise price of $.025 per share, and 4,000,000 of which are at an exercise price of $0.02 per share.

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

Employee Stock Options

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148). The Company issued no employee stock options and had none outstanding at the end of 2006, 2007 or as of the close of the year ending December 31, 2008. There were no stock options issued in the second quarter of 2009.

NOTE 4. FIXED ASSETS

A summary of fixed assets at June 30, 2009, follows:

	Balance
	December 31, 2008	Additions	Deletions	Balance June 30, 2009
Auto/Transportation Equipment	$218,661	$23,183	$39,121	$202,723
Buildings & Improvements	125,280	2,565	0	127,845
Leases & Lease Equipment	1,396,252	170,675	0	1,566,927
Furniture, Fixtures & Office Equipment	6,785	0	0	6,785
Machinery & Equipment	442,747	9,932	2,500	450,179
	$2,189,725	$206,355	$41,621	$2,354,459
Less: Accum. Depr.				390,765
				$1,963,694

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

The Company had no long-term debt at June 30, 2009.

At June 30, 2009, the Company has an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by deposits totaling $250,000 included in cash in bank.

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

NOTE 9. RELATED PARTY TRANSACTIONS

The Company has used the services of a local accounting firm in Pampa, Texas to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger.  The Company’s President, at that time, has a one-half interest in that firm.  The Company has paid $11,512 for those accounting services this year.  Effective in late April 2009, The Company disengaged the Pampa related firm and has engaged an unrelated accounting firm in Amarillo, Texas to provide these services.

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

The Company has used the services of a consulting company owned by the Chairman of the Board.  The Company has paid $48,000 for those services this year.

In early 2008 in the context of our prior bankruptcy proceeding, Koala Pictures Proprietary Ltd. ("Koala"), controlled by our Chairman and Chief Executive Officer Maxwell Grant, had transferred 1,000,000 shares of our common stock to New Concept Energy, Inc. (“NCE”), which had entered into discussions with us.  Following dismissal of the bankruptcy proceeding in August 2008, we settled all matters with NCE for $110,000 pursuant to a Settlement Agreement and Release of All Claims, dated September 4, 2008, and repurchased the 1,000,000 shares of common stock.  In May 2009, our Board of Directors authorized issuance of 1,000,000 shares of common stock to Koala, which shares were issued on July 13, 2009, since Koala had originally transferred 1,000,000 shares to NCE for the benefit of the Company in the context of the Company's discussions with NCE.  On July 17, 2009, the 1,000,000 share certificate representing the shares repurchased from NCE and held as treasury stock was cancelled.

On July 13, 2009, the Company issued 150,000 shares to common stock to Koala Pictures on behalf of Maxwell Grant, our Chairman and Chief Executive Officer, 300,000 shares of Common Stock to Robert Gordon and 300,000 shares of common stock to Dudley Muth, both also members of our Board of Directors.  Such shares were issued to our directors for services rendered as directors over a long period, dating back in some cases to March 2006.

On August 10, 2009, the Company issued to Koala a Warrant expiring December 31, 2014 to purchase 2,500,000 shares of common stock, at a purchase price of $.02 per share, issued in replacement of a warrant held by Koala to purchase the same number of shares at the same per share exercise price, expiring December 31, 2009, which was originally issued for services rendered in a shareholder derivative action in Nevada some years ago..

On August 10, 2009, the Company issued to Dudley Muth, a member of our Board of Directors, a Warrant expiring December 31, 2014 to purchase 1,000,000 shares of common stock, at a purchase price of $.025 per share, issued in replacement of a warrant held by Mr. Muth to purchase the same number of shares at the same per share exercise price, expiring December 31, 2009, which was originally issued for services rendered in a shareholder derivative action in Nevada some years ago.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of July 31, 2009, there were 66,125,030 shares of our common stock issued and outstanding.

Six Months Ended June 30, 2009

Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007.  During the period ending December 31, 2007 we produced and sold 23,120 barrels of oil and produced and sold 55,831 mcf gas, generating $2,075,956 revenues after royalties, with a one month lag in receipt of revenues for the prior months sales, as compared with 24,114 barrels of oil and 48,759 mcf of gas, generating $2,351,433 in gross revenues in 2008.  Effective June 1, 2008, we sold producing properties with 173 producing wells to Legacy Reserves Operating LP.  We had 84 wells actually producing oil and gas on December 31, 2008. In the six month period ended June 30, 2009, we produced and sold 6,472 net barrels of oil and 7,3708 mcf of gas, attributable to our net revenue interest in our producing properties, while generating revenues of $292,455, as compared with 7,773 net barrels of oil and 22,919 net mcf of gas, generating revenues of $2,092,046 in the comparable period of 2008. At June 30, 2009, we had approximately 60 oil wells and 2 gas wells producing with additional “associated” gas coming from some oil wells.

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

We produced a total of 6,472 barrels of oil and  7,370 mcf of gas in the six months ended June 30, 2009. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

The following table shows the approximate volumes and average sales prices for oil and gas we produced in the six months ended June 30, 2009, as compared with sales and price information for the comparable period in 2008:

	Six Months Ended
	June 30, 2009	June 30, 2008
Oil and Gas Sales(1)
Oil Sales(Bbl)	6,472	20,575
Natural Gas Sales (Mcf)	7,370	47,318

Average Sales Price:
Oil, per Bbl:	$46.18	$107.01
Gas, per MMCF:	$5.41	$9.15

(1)	Sales oil and gas are those attributable to our respective net revenue interests in our producing properties, and do not take account of severance taxes or other operating expenses.

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

Liquidity & Capital Resources

As of June 30, 2009 the Company had $1,592,333 of cash on hand.   We have retained earnings of $329,460 and have a stockholders' equity of $3,632,098 at June 30, 2009.

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

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of six months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates.

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

PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.
Principal   Total Offering Price/

Date	Title and Amount (1)	Purchaser	Underwriter	Underwriting Discounts

April 15, 2009	150,000 shares of common stock.	Private investor.	NA	$7,500/NA

August 10, 2009
Warrant expiring December 31, 2014 to purchase 2,500,000 shares of common stock, at a purchase price of $.02 per share, issued in replacement of a warrant to purchase the same number of shares at the same per share exercise price, expiring December 31, 2009.
		Koala Pictures Proprietary Ltd.(2)	NA	$0/NA

August 10, 2009
Warrants expiring December 31, 2014 to purchase 1,000,000 shares and 1,500,000 shares of common stock, respectively, at the respective purchase prices of $.025 and $.02 per share, issued in replacement of two warrants to purchase the same numbers of shares at the same per share exercise prices, expiring December 31, 2009.
		Private investor.	NA	$0/NA

August 10, 2009
Warrant expiring December 31, 2014 to purchase 1,000,000 shares of common stock, at a purchase price of $.025 per share, issued in replacement of a warrant to purchase the same number of shares at the same per share exercise price, expiring December 31, 2009.
		Director.	NA	$0/NA
(1)
The issuances to a private investor and to two directors, one of which is an officer, are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

(2)	Koala Pictures Proprietary Ltd is controlled by our Chairman and Chief Executive Officer, Maxwell Grant.

ITEM 6.  Exhibits.

10.23	Warrant issued August 10, 2009 to Koala Pictures Proprietary Ltd. to purchase an aggregate of 2,500,000 shares of common stock on or before December 31, 2014.

10.24	Warrant issued August 10, 2009, to Dudley Muth to purchase an aggregate of 1,000,000 shares of common stock on or before December 31, 2014.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chancellor Group, Inc.
(Registrant)

By:	/s/ Maxwell Grant
Chief Executive Officer and
Principal Financial Officer

Dated: August 10, 2009

EXHIBIT INDEX

Exhibit Number	Description

10.23	Warrant issued August 10, 2009 to Koala Pictures Proprietary Ltd. to purchase an aggregate of 2,500,000 shares of common stock on or before December 31, 2014.

10.24	Warrant issued August 10, 2009, to Dudley Muth to purchase an aggregate of 1,000,000 shares of common stock on or before December 31, 2014.

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.