Form 10-Q
period 2009-09-30
CHANCELLOR GROUP INC/
filed 2009-11-06
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-30219ame

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 65,125,030 as of November 4, 2009.

Chancellor Group, Inc.

ii

Item 1.  Financial Statements

Chancellor Group, Inc.

INDEX

Page No.

Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008 (Unaudited)	2

Consolidated Statements of Operations For the Three and Nine and Months Ended September 30, 2009 and 2008 (Unaudited)	3

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5-11

Chancellor Group, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash in Bank	$1,500,646	$2,531,525
Revenue Receivable	67,670	201,455
Prepaid Insurance	68,962	23,665
Deferred Tax Asset	49,502	0
Total Current Assets	1,686,780	2,756,645

Fixed Assets:
Leases and Lease Equipment	1,570,584	1,396,252
Office Building & Equipment	134,630	132,065
Auto / Transportation Equipment	202,723	218,661
Machinery & Equipment	450,179	442,746
Accumulated Depreciation	(455,745)	(262,478)
Total Fixed Assets	1,902,371	1,927,246

Other Assets:
Unamortized Letter of Credit	0	833
Prepaid Long Term Hedge	0	11,100
Deposits	250	4,975
Total Other Assets	250	16,908

Total Assets	$3,589,401	$4,700,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to Related Party	$0	$36,500
Accounts Payable – Gryphon Production	46,598	224,598
Miscellaneous Accounts Payable & Suspense	5,174	5,949
Federal Income Tax Payable	0	52,229
State Income Tax Payable	0	64,674
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	53,374	385,552

Long Term Liabilities:
Deferred Tax Liability	39,722	126,802
Total Long Term Liabilities	39,722	126,802

Stockholders’ Equity:

Common Stock: $.001 par value, 250,000,000 shares authorized, 65,125,030 shares issued and outstanding	65,125	65,233
Paid in Capital	3,308,713	3,229,905
Retained Earnings	929,807	(4,045,659)
Treasury Stock	0	(36,500)
Net Income (Loss)	(807,340)	4,975,466
Total Stockholders’ Equity	3,496,305	4,188,445
Total Liabilities and Stockholders’ Equity	$3,589,401	$4,700,799

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Sales - Net of Royalties Paid:
Oil	$169,600	$331,665	$424,441	$1,852,948
Natural Gas	22,682	43,552	60,296	335,648
Hedge	250	0	71,160	0
Other Income	0	38,960	23,905	38,960
Gross Revenue	192,532	414,177	579,802	2,227,556

Severance Taxes	10,552	9,620	25,914	99,764
Marketing Fees	0	0	0	13,213
Royalties Paid	0	0	0	14
Net Revenue	181,980	404,557	553,888	2,114,565

Operating Expenses:
Lease Operating Expense	64,745	245,539	248,761	893,692
Other Operating Expense	150,389	30,216	678,560	617,797
General & Administrative Expense	152,332	149,458	378,350	214,256
Depreciation, Depletion & Amortization	64,980	71,989	197,830	302,664
Total Operating Expense	432,446	497,202	1,503,501	2,028,409

Income (loss) From Operations	(250,466)	(92,645)	(949,613)	86,156

Other Income (Expenses):
Interest	6,260	1,836	14,320	1,836
Sale of Assets	0	6,409,927	(6,557)	6,409,927
Organization Costs	0	0	0	0
Hedge Costs Amortization	0	(14,800)	0	(33,300)
Total Other Income (Expense)	6,260	6,396,963	7,763	6,458,081

Financing Charges:
Interest	0	340,574	375	588,521
Bank Fees Amortization	402	48,899	1,696	73,764
Total Financing Charges	402	389,473	2,071	662,285

Income (Loss) before provision for
Income Taxes	(244,608)	5,914,845	(943,921)	5,881,952
Provision for Income Taxes(Benefits)	(37,617)	465,000	(136,581)	465,000
Net Income (Loss)	$(206,991)	$5,449,845	$(807,340)	$5,416,952
Net Income (Loss) per Share (Basic and Fully Diluted)	$( *)	$0.0841	$( *)	$0.0836
Weighted Average Number of Common Shares Outstanding	64,873,508	64,802,781	65,145,492	64,802,781
* Less than $.01 per Share
See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
(Unaudited)

	September 30, 2009	September 30, 2008
Cash Flows From Operating Activities:
Net Income (loss)	$(807,340)	$87,992

Adjustments to reconcile net income
(loss) to net cash provided by
(used for) operating activities:
Depreciation, Depletion & Amortization	197,830	(185,142)
Deferred Income Taxes	(136,581)	0
Non-Cash Stock Compensation	78,700	0
(Increase) Decrease in Operating Assets	88,649	171,871
Increase (Decrease) in Operating Liabilities	(295,678)	195,217
Net Cash Provided by (used for) Operating Activities	(874,420)	269,938

Cash Flows From Investing Activities:
Sale of Assets Proceeds	28,000	9,824,890
Other Capital Expenditures	(184,459)	(594,636)
Net Cash Provided by (used for)
Investing Activities	(156,459)	9,230,254

Cash Flows From Financing Activities:
Notes Payable Redemptions	0	(5,974,414)
Issuances of Common Stock	0	200
Net Cash Provided by (used for)
Financing Activities	0	(5,974,214)

Net Increase (Decrease) in Cash	(1,030,879)	3,525,978
Cash at the Beginning of the Period	2,531,525	218,118

Cash at the End of the Period	$1,500,646	$3,744,096

Supplemental Disclosures of Cash Flows Information

Interest Paid	$375	$588,521

Income Taxes Paid	$0	$0

See Notes to Unaudited Consolidated Financial Statements

CHANCELLOR GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Chancellor Group, Inc. (the "Company", “our”, “we”, “Chancellor” or the “Company” ) was incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the exploration and production of oil and gas. On March 26, 1996 the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc.  The Company’s headquarters is in Pampa, Texas.

Operations

The Company is licensed by the Texas Railroad Commission as oil and gas producers and operators. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 19 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of September 30, 2009, approximately 70 oil wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases, which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 9,116 barrels of oil and 10,273 mcf of gas in the nine months ended September 30, 2009. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc.; and its wholly owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated.

Accounting Year

The Company employs a calendar accounting year. The Company recognizes income and expenses based on the accrual method of accounting under generally accepted accounting standards.

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

Products and Services, Geographic Areas and Major Customers

The Company plans to develop its domestic oil and gas properties, located in Gray county, Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers, to which the majority of its oil and gas production is sold, are Plains Marketing and DCP Midstream.

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

Included in cash in bank at September 30, 2009 are deposits totaling $250,000 which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

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

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and long term debt, as reported in the accompanying balance sheet, approximates fair value.

Employee Stock-Based Compensation

The Company uses the intrinsic value method of accounting for employee stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, as amended in February 2008 by FASB Staff Position FAS 157-2, which was primarily codified into Topic 820 “Fair Value Measurements” of the FASB Accounting Standards Codification (“ASC”).  The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, management partially adopted the provisions of SFAS 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on the financial statements. Management adopted the remaining provisions of SFAS 157 beginning in 2009.  The adoption of the remaining provisions did not have a material impact on the consolidated financial statements.

Effective for the period ended September 30, 2009, the Company implemented Financial Accounting Standards Board (“FASB”) Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion 28, “Interim Financial Reporting,”, which was primarily codified into Topic 820 “Fair Value Measurements” of the ASC.  This guidance requires disclosures about fair value of financial instruments effective for annual and interim reporting periods of publicly traded companies. This adoption did not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which was primarily codified into Topic 805 “Business Combinations” in the ASC.  This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination.  This guidance is effective for fiscal years beginning after December 15, 2008.  Although this guidance will impact the Company’s accounting for business combinations completed on or after January 1, 2009, it did not impact the Company’s financial statements, as the Company did not enter into any business combinations during the nine months ended September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”, which was primarily codified into Topic 810 “Consolidations” in the ASC.  This guidance established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statement and separate from the parent company’s equity. Among other requirements, this guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance became effective for us on January 1, 2009. The adoption did not have a material impact on the consolidated financial statements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, “Disclosures about Derivative Instruments and Hedging Activities” –an amendment of SFAS 133, which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC.  This guidance expands the disclosure requirements for derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows.  This guidance is effective for fiscal years beginning after November 15, 2008.  This guidance became effective for the Company on January 1, 2009.  The adoption did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC.  This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  This guidance reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of the Company’s 2009 fiscal year, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which was primarily codified into Topic 855 “Subsequent Events” in the ASC.  This guidance establishes principles and requirements for subsequent events.  Specifically, it sets forth guidance pertaining to the period after the balance sheet date during which management should consider events or transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date.  This guidance is effective for interim or annual financial periods ending after September 15, 2009, and as such became effective for the Company on September 30, 2009.  The Company’s adoption of the standard resulted in additional disclosures surrounding the Company’s subsequent events (See Note 10 below).

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

At September 30, 2009, the Company had a federal net operating loss of approximately $1,095,000.  A deferred tax asset of approximately $170,000 has been partially offset by a valuation allowance of approximately $52,000 due to federal NOL carry-back and carry-forward limitations.

At September 30, 2009, the Company had approximately $156,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

NOTE 3. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock ("Series B"). Each Series B share is convertible into 166.667 shares of the Company's common stock upon election by the shareholder of the Series B Share, with dates and terms set by the Board. No shares of Series B preferred stock are outstanding.

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 65,125,030 shares issued and outstanding as of September 30, 2009 (see footnotes regarding Treasury Stock, Sale of Assets and Related Party Transactions for additional information).

Treasury Stock

In early 2008, in the context of our prior bankruptcy proceeding, Koala Pictures Proprietary Ltd. ("Koala"), controlled by our Chairman and Chief Executive Officer, Maxwell Grant, had transferred 1,000,000 shares of our common stock to New Concept Energy, Inc. (“NCE”), which had entered into discussions with us.  Following dismissal of the bankruptcy proceeding in August 2008, we settled all matters with NCE for $110,000 pursuant to a Settlement Agreement and Release of All Claims, dated September 4, 2008, and repurchased the 1,000,000 shares of our common stock.  In May 2009, our Board of Directors authorized retransfer of the 1,000,000 shares of our common stock back to Koala,  to replace the shares that Koala had originally transferred to NCE for the benefit of the Company in connection with the Company's discussions with NCE.

Stock Options and Warrants

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), which was primarily codified into Topic 718 “Compensation-Stock Compensation” in the ASC, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During all quarters for the years ended December 31, 2007 and 2008, no options were issued, exercised or cancelled.  For the quarter ending September 30, 2009, no options were issued, exercised or cancelled.

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares are at an exercise price of $.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share.  In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share.

Employee Stock Options

The Company accounts for employee stock options under SFAS 123 (as amended by SFAS 148) which was primarily codified into Topic 718 “Compensation-Stock Compensation” in the ASC. The Company issued no employee stock options and had none outstanding as of the close of the year ending December 31, 2008. There were no stock options issued in the first three quarters of the Company’s 2009 fiscal year.

NOTE 4. FIXED ASSETS

A summary of fixed assets at September 30, 2009 follows:

	Balance			Balance
	December 31, 2008	Additions	Deletions	September 30, 2009

Auto/Transportation Equipment	$218,661	$23,183	$39,121	$202,723

Buildings & Improvements	125,280	0	0	125,280

Leases & Lease Equipment	1,396,252	174,333	0	1,570,585
Furniture, Fixtures & Office Equipment	6,785	2,565	0	9,350

Machinery & Equipment	442,747	9,932	2,500	450,179

	$2,189,725	$210,013	$41,621	$2,358,117

Less: Accumulated Depreciation				455,745
				$1,902,372

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

NOTE 6. LONG-TERM DEBT

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we closed on a Loan Agreement with Western National Bank of Midland, Texas (“WNB”) for a senior loan facility (the “WNB Loan Agreement”).  At the closing of the purchase of these assets, we drew down $2.3 million under the WNB Loan Agreement. The interest rate under the WNB Loan Agreement was a variable rate equal to the prime rate, as defined in the WNB Loan Agreement, plus 2%, but in no event to be less than 9.25%.
On April 13, 2007, we had also entered into a Loan Agreement with CapWest Resources, Inc. of Midland, Texas (“CapWest”) for an advancing line of credit/term loan facility (the “CapWest Loan Agreement”), under which we drew down at the closing of the purchase of the assets from Caldwell Production Company, Inc. $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital. The interest rate under the CapWest Loan Agreement was a variable rate equal to the prime rate, as defined in the CapWest Loan Agreement, plus 4%. Under the CapWest loan agreement, CapWest had a 2% overriding royalty interest in the leases purchased from Caldwell Production Company, Inc.

At the August 29, 2008 closing of the sale of certain assets of the Company (as described below in Note 8), the notes held by our lenders, WNB and Capwest, plus interest thereon to the date of closing, were paid in full with payments of $2,063,549.53 and $4,220,617.47, respectively.

The Company had no long-term debt at September 30, 2009.

At September 30, 2009, the Company has an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by certain bank deposits totaling $250,000.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. SALE OF ASSETS

On April 16, 2007, the Company closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were producing wells, 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for such oil field equipment was $291,500.  The purchase price for the mineral leases and an existing office building, including an attached warehouse/shop building valued at $81,630, was $5,000,000.  The oil and natural gas leases purchased are on approximately 14,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing this acquisition, the Company opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas.

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we entered ito the WNB Loan Agreement.  At the closing of the purchase of these assets, we drew down $2.3 million under the WNB Loan Agreement. On April 13, 2007, we also entered into the CapWest Loan Agreement, under which we drew down at closing of the purchase of these assets $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital.

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

On July 22, 2008, we entered into a Purchase and Sale Agreement, effective as of June 1, 2008 (the “Agreement”), by and among the Company, Gryphon Production Company, LLC and Gryphon Field Services, LLC, collectively acting as sellers, Legacy Reserves Operating LP, acting as buyer (“Legacy”), and WNB and CapWest, collectively acting as sellers’ lenders.  The Agreement provided for the sale of oil and gas wells accounting for approximately 80% of the Company’s oil and gas production (the “Oil and Gas Assets”) to Legacy for a purchase price of $13,250,000. At the August 29, 2008 closing under the Agreement, the notes held by our lenders, WNB and CapWest, plus interest thereon to the date of such closing, were paid in full.

The financial statements reflect the sale of the Oil and Gas Assets, effective retroactively as of June 1, 2008.  The following is a detailed list of the sale proceeds and the closing costs incurred with respect to such sale.

Sales Price		$13,250,000
Adjustments to Sales Price
Estimated Liability for Well Plugging Expense	$(160,000)
Retention of HH Merten Lease	(9,642)
	(169,642)
		$(169,642)

Closing Costs and Other Related Expenditures
Acquisition of Warrants	$850,000
Acquisition of 2% ORRI	700,000
Acquisition of 6.25% ORRI	232,500
Acquisition of NCE Stock	110,000
Commissions	232,500
Legal	350,494
Other	1,599
Notes payable (including accrued interest)	6,284,167
Total Closing Costs	8,761,260
		$(8,761,260)

Net Proceeds Received from Sale		$4,319,098

NOTE 9. RELATED PARTY TRANSACTIONS

Until April 2009, the Company used the services of a local accounting firm in Pampa, Texas to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger.  The Company’s former President was a 50% owner of that accounting firm, which was paid $11,512 for accounting services through April 2009.  Effective in late April 2009, the Company disengaged this firm and has engaged an unrelated accounting firm in Amarillo, Texas to provide these services.

Axis Network Pty. Ltd. (“Axis”), a company controlled by the Chairman of the Company’s Board, through a prior arrangement had the rights to receive a 6.25% Overriding Royalty Interest (“ORRI”) in the leases owned by the Company.  Axis was to begin receiving the ORRI at the time the acquisition debt of the Company was retired.  The purchaser of the leases would not accept the sale with the burden of a 6.25% ORRI being implemented at the time of its taking control of the subject leases.  In lieu of receiving a 6.25% ORRI, Axis agreed to accept $232,500 and the 2% ORRI that was purchased from CapWest Resources, Inc.

The Company has used the services of a consulting company owned by the Chairman of the Board.  The Company has paid $72,000 for those services during the Company’s 2009 fiscal year.

In early 2008 in the context of our prior bankruptcy proceeding, Koala, controlled by our Chairman and Chief Executive Officer, Maxwell Grant, had transferred 1,000,000 shares of our common stock to NCE, which had entered into discussions with us.  Following dismissal of the bankruptcy proceeding in August 2008, we settled all matters with NCE for $110,000 pursuant to a Settlement Agreement and Release of All Claims, dated September 4, 2008, and repurchased the 1,000,000 shares of common stock.  In May 2009, our Board of Directors authorized issuance of 1,000,000 shares of common stock to Koala, which shares were issued on July 13, 2009, since Koala had originally transferred 1,000,000 shares to NCE for the benefit of the Company in the context of the Company's discussions with NCE.  On July 17, 2009, the 1,000,000 share certificate representing the shares repurchased from NCE and held as treasury stock was cancelled.

On July 13, 2009, the Company issued 150,000 shares of common stock to Koala on behalf of Maxwell Grant, our Chairman and Chief Executive Officer, 300,000 shares of common stock to Robert Gordon and 300,000 shares of common stock to Dudley Muth, both also members of our Board of Directors.  Such shares were issued to our directors for services rendered as directors over long periods of time, in some cases dating back to March 2006.  The Company recorded an expense for Director’s Fees in the amount of $30,000 in the third quarter of 2009 related to these stock issuances.

On August 10, 2009, the Company issued to Koala a warrant expiring December 31, 2014 to purchase 2,500,000 shares of common stock, at a purchase price of $.02 per share; the Company issued this warrant in replacement of a warrant held by Koala to purchase the same number of shares at the same per share exercise price, expiring December 31, 2009, which was originally issued for services rendered in a shareholder derivative action in Nevada some years ago.

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

NOTE 10. SUBSEQUENT EVENTS

Events occurring after September 30, 2009 were evaluated as of November 4, 2009, the date this Quarterly Report was issued, in compliance with SFAS No. 165, which was primarily codified into Topic 855 “Subsequent Events” in the ASC, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included. No such events were noted.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks,  operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures and other risks described herein, the effects of existing or continued deterioration in economic conditions in the United States or the markets in which we operate; and acts of war or terrorism inside the United States or abroad.

BACKGROUND

We are in the business of acquisition, exploration, and development of natural gas and oil properties, and have completed an initial acquisition of oil and gas leases and related facilities and equipment as described below under “Plan of Operation.” This acquisition was financed with debt provided by two Texas financial institutions. On October 30, 2007, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Court issued an order dismissing the bankruptcy cases of the Company and its two operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC.

On July 22, 2008, we had entered into the Agreement, effective as of June 1, 2008 with Legacy for the sale of oil and gas wells accounting for approximately 84% of our oil and gas production to Legacy for a purchase price of $13,250,000. At the August 29, 2008 closing under this Agreement with Legacy, the notes held by the lenders that provided the financing for our initial acquisition of oil and gas leases, plus interest thereon to the date of closing, were paid in full.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of November 4, 2009, there were 65,125,030 shares of our common stock issued and outstanding.

Nine Months Ended September 30, 2009

Our oil production operations began April 16th, 2007 with an effective date of April 1st, 2007.  During the period ending December 31, 2007, we produced and sold 23,120 barrels of oil and produced and sold 55,831 mcf gas, generating $2,075,956 revenues after royalties, with a one month lag in receipt of revenues for the prior month’s sales, as compared with 24,114 barrels of oil and 48,759 mcf of gas, generating $2,351,433 in gross revenues, in 2008.  Effective June 1, 2008, we sold producing properties with 173 producing wells to Legacy Reserves Operating LP.  We had 84 wells actually producing oil and gas on December 31, 2008. In the nine month period ended September 30, 2009, we produced and sold 9,116 net barrels of oil and 11,223 mcf of gas, attributable to our net revenue interest in our producing properties, while generating revenues of $484,737, as compared with 18,565 net barrels of oil and 43,058 net mcf of gas, generating revenues of $2,188,597, in the comparable period of 2008. At September 30, 2009, we had approximately 70 oil wells and 2 gas wells producing with additional “associated” gas coming from some oil wells.

Three Months Ended September 30, 2009

In the three month period ended September 30, 2009, we produced a total of 2,644 barrels of oil and 3,853 mcf of gas, while generating revenues of $192,282. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

RESULTS OF OPERATIONS

On April 16, 2007, we closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 621 wells, of which approximately 100 were considered to be producing wells, 531 inactive well bores equipped with necessary production equipment, and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for the mineral leases and an existing office building, including an attached warehouse/shop building valued at $81,630, was $5,000,000, and the purchase price for the equipment was $291,500.  The oil and natural gas leases purchased are on approximately 8,000 acres in Gray County, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing this acquisition, we have opened corporate offices for our production and oil field service subsidiaries at the purchased facilities in Pampa, Texas. After the initial acquisition, the Gryphon Production Company subsidiary acquired additional trucks, including an electrical repair “bucket” truck, which were needed to restore electric power to several previously non-producing wells.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production due to extremely low oil and gas prices, bringing oil and gas from these wells into the market.  Several of the leases need to studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property that needs to be reviewed and studied for the possibility of drilling for new production.

The following table shows the approximate volumes and average sales prices for oil and gas we produced in the three months ended September 30, 2009, as compared with sales and price information for the comparable period in 2008:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Oil and Gas Sales(1)
Oil Sales(Bbl)	2,644	2,521
Natural Gas Sales (Mcf)	3,853	1,539

Average Sales Price:
Oil, per Bbl:	$64.15	$131.57
Gas, per MMCF:	$5.88	$15.87

(1)	Sales oil and gas are those attributable to our respective net revenue interests in our producing properties, and do not take account of severance taxes or other operating expenses.

There is no assurance that management will be able to continue to increase production, or to maintain current production levels.

Generally, in managing our business we must deal with many factors inherent to our industry. First and foremost is wide fluctuation of oil and gas prices. Oil and gas markets are cyclical and volatile, with future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in prices often have the greatest impact on our results of operations.

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

LIQUIDITY & CAPTIAL RESOURCES

As of September 30, 2009 the Company had $1,500,646 of cash on hand.   We have retained earnings of $122,467 and have a stockholders' equity balance of $3,496,305 at September 30, 2009.

CONTRACTUAL OBLIGATIONS

In September 2009, the Company terminated its existing contract with Pacific Stock Transfer, effective immediately, and engaged Quicksilver Stock Transfer as Transfer Agent.

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with PK Advisors, LLC (“PK”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice.  425,000 shares of unregistered common stock and five year warrants to purchase 250,000 shares of our common stock with a strike price of $.125, subject to adjustment in certain circumstances as set forth in the warrant, were issued to Patrick Kolenik (“Kolenik”) on behalf of PK upon execution of this agreement.  Kolenik may exercise the warrants either by paying the Company the aggregate exercise price for the shares of common stock underlying the warrant being exercised or by electing to exercise the warrant through cashless exercise as set forth in the warrant.  The Company recorded Professional Fees Expense of $17,000 related to the execution of this agreement in the quarter ending September 30, 2009.  The Company is further obligated to issue 40,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to Kolenik on behalf of PK per month for the next 18 months beginning January 1, 2009, until the consulting agreement is terminated.  Additional cash consideration would be payable to PK for any future investment transactions for which PK provides assistance.

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with Equity Source Partners, LLC (“ESP”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. 292,500 shares of unregistered common stock and five year warrants to purchase 225,000 shares of our common stock with a strike price of $.125, subject to adjustment in certain circumstances as set forth in the warrant, were issued to Cary Sucoff (“Sucoff”) on behalf of ESP upon execution of this agreement.  Sucoff may exercise these warrants either by paying the Company the aggregate exercise price for the shares of common stock underlying the warrant being exercised or by electing to exercise the warrant through cashless exercise as set forth in the warrant.  32,500 shares of unregistered common stock and five year warrants to purchase 25,000 shares of our common stock with a strike price of $.125, subject to adjustment in certain circumstances as set forth in the warrant, were issued to Francis Anderson (“Anderson”) on behalf of ESP upon execution of this agreement.  Anderson may exercise these warrants either by paying the Company the aggregate exercise price for the shares of common stock underlying the warrant being exercised or by electing to exercise the warrant through cashless exercise as set forth in the warrant.  The Company recorded Professional Fees Expense of $13,000 related to the execution of this agreement in the quarter ending September 30, 2009. The Company is further obligated to issue 30,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to ESP per month for the next 18 months beginning January 1, 2009, until this consulting agreement is terminated.  Additional cash consideration would be payable to ESP for any future investment transactions for which ESP provides assistance.

On August 28, 2009, the Company engaged 2S Partners as a non-exclusive consultant and finder to assist the Company in identifying properties of interest for potential future acquisitions.  Consideration for the engagement is contingent upon contract closing for such services.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the “SEC”) recently issued "Financial Reporting Release No.  60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to their business and financial reporting requirements.  The SEC suggests in FRR 60 that an accounting policy is critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.  For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements provided in this quarterly report on Form 10-Q.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges, under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which was primarily codified into Topic 360 “Property, Plant and Equipment” in the ASC.  The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, the Company had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so.

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

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  This officer has, as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, this officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely discussions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no changes to the Company's internal controls in this period identified in connection with this evaluation that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.
Principal Total Offering Price/
Date	Title and Amount (1)	Purchaser	Underwriter	Underwriting Discounts

July 13, 2009	425,000 shares of common stock.	Advisor	NA	$17,000/NA
July 13, 2009	292,500 shares of common stock.	Advisor	NA	$13,000/NA
July 13, 2009	32,500 shares of common stock.	Advisor	NA	$1,400/NA
July 13, 2009	280,000 shares of common stock.	Former Officer	NA	$11,200/NA
July 13, 2009	300,000 shares of common stock	Director	NA	$12,000/NA
July 13, 2009	300,000 shares of common stock	Director	NA	$12,000/NA
July 13, 2009	150,000 shares of common stock	Koala Pictures Proprietary Ltd.(2)	NA	$6,000/NA
July 13, 2009	Warrants expiring June 30, 2014 to purchase 25,000 shares of common stock at the purchase prices of $.125 per share.(3)	Advisor	NA	$0/NA
July 13, 2009	Warrants expiring June 30, 2014 to purchase 225,000 shares of common stock at the purchase prices of $.125 per share.(3)	Advisor	NA	$0/NA
July 13, 2009	Warrants expiring June 30, 2014 to purchase 250,000 shares of common stock at the purchase prices of $.125 per share.(3)	Advisor	NA	$0/NA
August 10, 2009
Warrant expiring December 31, 2014 to purchase 2,500,000 shares of common stock, at a purchase price of $.02 per share, issued in replacement of a warrant to purchase the same number of shares at the same per share exercise price expiring December 31, 2009.
		Koala Pictures Proprietary Ltd.(2)	NA	$0/NA
August 10, 2009
Warrants expiring December 31, 2014 to purchase 1,000,000 shares and 1,500,000 shares of common stock, respectively, at the respective purchase prices of $.025 and $.02 per share, issued in replacement of two warrants to purchase the same numbers of shares at the same per share exercise prices expiring December 31, 2009.
		Private Investor	NA	$0/NA
August 10, 2009
Warrant expiring December 31, 2014 to purchase 1,000,000 shares of common stock, at a purchase price of $.025 per share, issued in replacement of a warrant to purchase the same number of shares at the same per share exercise price expiring December 31, 2009.
		Director.	NA	$0/NA

(1)
The issuances to five private investors and to three directors, one of whom is also an officer of the Company, are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively as transactions not involving any public offering or exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

(2)	Koala Pictures Proprietary Ltd is controlled by our Chairman and Chief Executive Officer, Maxwell Grant.
(3)
See the disclosure provided in ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTRACTUAL OBLIGATIONS for a description of additional terms of conversion and exercise of these warrants.

ITEM 6.  Exhibits.

2.1	Plan of Reorganization dated March 1, 2008, filed with the United States Bankruptcy Court for the Northern District of Texas, Amarillo Division, filed herewith.

2.2
Order dated August 15, 2008, of United States Bankruptcy Court, Northern District of Texas,  Dismissing the Company’s and its Subsidiaries’ Chapter 11 Cases (incorporated by reference to Exhibit No.2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2008).

3.1
Certificate of Incorporation of Nighthawk Capital, Inc. (Utah) (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.2
Articles on Incorporation on Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.3
Articles of Merger of Nighthawk Capital, Inc. (Utah) into Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.4	By-Laws (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000.

10.1
Agreement and Plan of Reorganization, dated October 19, 2000, between Chacellor Group, Inc. and Southwin financial, Ltd. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2000).

10.23	Warrant issued August 10, 2009 to Koala Pictures Proprietary Ltd. To purchase and aggregate of 2,500,000 shares of common stock on or before December 31, 2014.

10.24	Warrant issued August 10, 2009, to Dudley Muth to purchase an aggregate of 1,000,000 shares of common stock on or before December 31, 2014.

10.25	Warrant issued July 13, 2009, to Cary Sucoff to purchase an aggregate of 225,000 shares of common stock on or before June 30, 2014.

10.26	Warrant issued August 10, 2009, to Ernest P. Andrews to purchase an aggregate of 1,000,000 shares of common stock on or before December 31, 2014.

10.27	Warrant issued August 10, 2009, to Ernest P. Andrews to purchase an aggregate of 1,500,000 shares of common stock on or before December 31, 2014.

10.28	Warrant issued July 13, 2009, to Francis Anderson to purchase an aggregate of 25,000 shares of common stock on or before June 30, 2014.

10.29	Warrant issued July 13, 2009, to Patrick Kolenik to purchase an aggregate of 250,000 shares of common stock on or before June 30, 2014.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chancellor Group, Inc.
(Registrant)

By:	/s/ Maxwell Grant
Chief Executive Officer and
Principal Financial Officer

Dated: November 4, 2009

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Reorganization dated March 1, 2008, filed with the United States Bankruptcy Court for the Northern District of Texas, Amarillo Division, filed herewith.

2.2
Order dated August 15, 2008, of United States Bankruptcy Court, Northern District of Texas,  Dismissing the Company’s and its Subsidiaries’ Chapter 11 Cases (incorporated by reference to Exhibit No.2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2008).

3.1
Certificate of Incorporation of Nighthawk Capital, Inc. (Utah) (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.2
Articles on Incorporation on Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.3
Articles of Merger of Nighthawk Capital, Inc. (Utah) into Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.4	By-Laws (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000.

10.1
Agreement and Plan of Reorganization, dated October 19, 2000, between Chacellor Group, Inc. and Southwin financial, Ltd. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2000).

10.23	Warrant issued August 10, 2009 to Koala Pictures Proprietary Ltd. to purchase an aggregate of 2,500,000 shares of common stock on or before December 31, 2014.

10.24	Warrant issued August 10, 2009, to Dudley Muth to purchase an aggregate of 1,000,000 shares of common stock on or before December 31, 2014.

10.25	Warrant issued July 13, 2009, to Cary Sucoff to purchase an aggregate of 225,000 shares of common stock on or before June 30, 2014.

10.26	Warrant issued August 10, 2009, to Ernest P. Andrews to purchase an aggregate of 1,000,000 shares of common stock on or before December 31, 2014.

10.27	Warrant issued August 10, 2009, to Ernest P. Andrews to purchase an aggregate of 1,500,000 shares of common stock on or before December 31, 2014.

10.28	Warrant issued July 13, 2009, to Francis Anderson to purchase an aggregate of 25,000 shares of common stock on or before June 30, 2014.

10.29	Warrant issued July 13, 2009, to Patrick Kolenik to purchase an aggregate of 250,000 shares of common stock on or before June 30, 2014.

31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.