Form 10-K
period 2009-12-31
CHANCELLOR GROUP INC/
filed 2010-03-30
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,520,281.
Number of shares of Common Stock outstanding as of March 29, 2010: 64,884,980.

Documents incorporated by reference:  None

PART I
Item 1. Business.

Chancellor Group, Inc., a Nevada corporation (“we”, “us”, “Chancellor” or the “Company”), was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of Nevada in 1993. We are an independent oil and gas exploration and development company focused on building and revitalizing our oil and gas properties located in the State of Texas. The Company is organized as a producing oil and gas company and licensed as an operator by the Texas Railroad Commission. We are in the business of acquisition, exploration, and development of oil and natural gas properties. Our common stock is quoted on the Over-The-Counter Bulletin Board market and trades under the symbol CHAG.OB.  As of December 31, 2009, there were 65,124,980 shares of our common stock issued and outstanding.

Business Developments

In April 2007 we commenced operations with what were 84 actually producing wells in Gray and Carson counties, Texas. On October 30, 2007, we had filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP (“Legacy”) for the sale of our oil and gas wells in Carson county, Texas, accounting for approximately 84% of our oil and gas production to Legacy for a purchase price of $13,250,000. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Court, based on the Agreement with Legacy, issued an order dismissing the bankruptcy case of the Company and of its two operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC. At the August 29, 2008 closing under this Agreement with Legacy, all of the debt held by our lenders, plus accrued interest thereon to the date of closing, was paid in full. Following the sale to Legacy Reserves Operating, LP as of June 1, 2008 of approximately 45 producing oil and gas wells, production capacity from our remaining 70 current actively producing wells in Gray county as of December 31, 2009 is estimated to be approximately 60 bopd and 33 mcfd gas.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Recent Developments

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

On August 28, 2009, the Company engaged 2S Partners as a non-exclusive consultant and finder to assist the Company in identifying properties of interest for potential future acquisitions.  Cash consideration for the engagement is contingent upon contract closing for such services.

Description of Properties

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 19 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of December 31, 2009, approximately 70 oil wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases, which includes 500 acres of undrilled acreage also in Gray county, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase through remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production in earlier years due to extremely low oil and gas prices, and bring oil and gas from these wells into the market.  Several of the leases need to be studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property in Gray county that need to be reviewed and studied for the possibility of drilling for new production.

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

It is uncertain what structural changes in the industry (mining for oil and gas) may need to be modified due to political changes in the national government, availability of financing, and concerns created by expectations that evolve around the concepts of carbon credits.  In general it is a buyer’s market if financing are available.  The Company does not anticipate any severe effects upon its structure in the short-term due to any of the above-mentioned concerns because of the size and nature of the Company’s operations.

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

Marketing and Customers

The Company plans to further develop its domestic oil and gas properties, located in Gray county, Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers, which primarily all oil and gas production is sold to, are Plains Marketing and DCP Midstream. Given the number of readily available purchasers for our products, it is unlikely that the loss of a single customer in the areas in which we sell our products would materially affect our sales.

Environmental Regulations

We are subject to extensive and complex federal, state and local laws and regulations governing the protection of the environment and of the health and safety of our employees. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling or production commences;

•	require the installation of expensive pollution control equipment;

•	require safety-related procedures and personal protective equipment to be used during operations;

•
restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with natural gas and oil drilling production, transportation and treating activities;

•	suspend, limit, prohibit or require approval before construction, drilling and other activities; and

•	require remedial measures to mitigate pollution from historical and ongoing operations, such as the closure of pits and plugging of abandoned wells.

These laws, rules and regulations may also restrict the rate of natural gas and oil production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

Governmental authorities have the power to enforce compliance with environmental laws, regulations and permits, and violations are subject to injunction, as well as administrative, civil and potentially criminal penalties. The effects of these laws and regulations, as well as other laws or regulations that may be adopted in the future, could have a material adverse impact on our business, financial condition and results of operations.

The company did not incur any material environmental costs in 2009, nor has the company been notified of any material environmental obligations from any governmental authorities.

Regulation of the Oil and Gas Industry

The oil and gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for noncompliance. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Employees

As of December 31, 2009, we had 11 full-time employees, all of which are located at our headquarters in Pampa, Texas.

Item 1A. Risk Factors.

Crude oil and natural gas prices are volatile and a substantial reduction in these prices could adversely affect our results and the price of our common stock.

Our revenues, operating results and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile, and these markets are likely to continue to be volatile in the future. The markets and prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	actions taken by foreign oil and gas producing nations;
•	political conditions and events (including instability or armed conflict) in crude oil or natural gas producing regions;
•	the level of global crude oil and natural gas inventories;

•	the price and level of foreign imports;
•	the price and availability of alternative fuels;
•	the availability of pipeline capacity and infrastructure;
•	the availability or crude oil transportation and refining capacity;
•	weather conditions;
•	electricity dispatch;
•	domestic and foreign governmental regulations and taxes; and
•	the overall economic environment.

Significant declines in crude oil and natural gas prices for an extended period may have the following effects on our business:

•	limiting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	reducing the amount of crude oil and natural gas that we can produce economically;
•	causing us to delay or postpone some of our capital projects;
•	reducing our revenues, operating income and cash flows;
•	reducing the carrying value of our crude oil and natural gas properties; or
•	limiting our access to sources of capital, such as equity and long-term debt.

The current economic environment could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in an economic downturn which could last well into 2010 and beyond. The current economic environment may lead to significant fluctuations in demand and pricing for our crude oil and natural gas production, such as the decline in commodity prices which occurred during 2008 and into 2009. If commodity prices continue to decline, there could be impairments of our operating assets.

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

Our business is subject to laws and regulations promulgated by federal, state and local authorities relating to the exploration for, and the development, production and marketing of, crude oil and natural gas, as well as to safety matters. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Description of Properties

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 19 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of December 31, 2009, approximately 70 oil wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases in Gray county, which includes 3700 acres of developed acreage and 500 acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil and approximately 200 acres of which are on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production in earlier years due to extremely low oil and gas prices, and bring oil and gas from these wells into the market.  Several of the leases need to be studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.

There are approximately 500 acres of undeveloped leased property in Gray county that need to be reviewed and studied for the possibility of drilling for new production.

Proved Reserves

The following historical estimates of net proved natural gas and oil reserves are based on reserve reports as of December 31, 2009 and December 31, 2008, both of which were prepared by independent petroleum engineers.  The reserve report as of December 31, 2009 and 2008 were based on the average price during the 12-month period ended December 31, 2009 and 2008, respectively, using the first-day-of-the-month price for each month.

GSM, INC., a registered petroleum engineering firm located in Amarillo, Texas, prepared reports of estimated proved reserves of oil and natural gas for our net interest in certain natural gas and oil properties.

A summary of our proved natural gas and oil reserves, all of which are located in Gray County, Texas, is presented below:

	December 31,
Estimated Proved Reserves	2009	2008
Developed
Oil, (Bbl)	147,761	108,609
Natural gas (Mcf)	244,725	135,596

Oil and Gas Reserve Quantities

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively large major expenditure is required for recompletion.

The table below represents the Company’s estimate of proved natural gas and oil reserves attributable to the Company’s net interest in oil and gas properties, all of which are located in Gray county, Texas, based upon the evaluation by the Company and its independent petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. Estimates of all of the Company’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC. Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

Proved Developed	Net Oil Reserves (Barrels)	Net Gas Reserves (Mcf)	Total Future Net Revenue	Total Future Projected Cost	Total Future Severance & Ad Valorem Taxes	Future Net cash flow	Discounted Per Annum as 10%
2009
Producing	147,761	244,725	$10,093,399	$5,141,946	$915,463	$4,035,990	$2,053,848

2008
Producing	108,609	135,596	$12,273,800	$5,731,439	$1,105,837	$5,436,522	$2,774,911

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year to year are prepared in accordance with ASC Topic 932. The assumptions that underlie the computation of the standardized measure of discounted cash flows may be summarized as follows:

•	the standardized measure includes the Company’s estimate of proved oil, natural gas and natural gas liquids reserves and projected future production volumes based upon economic conditions;

•
pricing is applied based upon 12-month average market prices at December 31, 2009 and December 31, 2008. The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2009	2008
Oil (per barrel)	$57.24	$97.01
Natural gas (per Mcf)	$6.68	$12.79

•	future development and production costs are determined based upon actual cost at year-end;

•	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

•	a discount factor of 10% per year is applied annually to the future net cash flows.

Production and Price History

	For Year Ended December 31,
	2009	2008*	2007*
Production:
Oil Sales (Bbl)	11,600	24,114	23,120
Natural Gas Sales (Mcf)	14,612	48,759	55,831
Average Sales Price:
Oil, per Bbl	$52.21	$82.92	$73.09
Gas, per MMCF	$6.10	$7.22	$7.11
Expenses per Bble:
Lease Operating Expenses	$49.35	$40.39	$34.55
Production Taxes	$2.59	$3.34	$3.25

* On July 22, 2008, effective as of June 1, 2008, the Company sold oil and gas wells accounting for approximately 84% of our oil and gas production to Legacy Reserves Operating LP (“Legacy”).  Please see Note 8 of the Notes to the Financial Statements for further details.

Item 3. Legal Proceedings.

None.

PART II

Item 4. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

 (a) Principal Market or Markets: The Company's common stock trades under the symbol CHAG.OB on the OTC Bulletin Board.

High and low bids for the Company's common stock on the OTC Bulletin Board for the previous eight quarters are shown below.

Class	Quarter Ended	High*	Low*

Common	Mar. 31, 2009	0.12	0.01
Common	June 30, 2009	0.05	0.02
Common	Sept. 30, 2009	0.07	0.02
Common	Dec. 31, 2009	0.08	0.03

Common	Mar. 31, 2008	0.15	0.05
Common	June 30, 2008	0.20	0.04
Common	Sept. 30, 2008	0.15	0.02
Common	Dec. 31, 2008	0.10	0.05

*Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
(b) Common Stock: On December 31, 2009, there were 65,124,980 shares of common stock issued and outstanding, which were held by more than 400 stockholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

(c) Preferred Stock: The Company at December 31, 2009 had -0- preferred shares issued and outstanding.

Item 5. Selected Financial Data.

Not applicable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of goods and services, environmental risks,  operating risks, regulatory changes, the uncertainty inherent in estimating proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures and other risks described herein, the effects of existing or continued deterioration in economic conditions in the United States or the markets in which we operate, and acts of war or terrorism inside the United States or abroad.

BACKGROUND

We are in the business of acquisition, exploration, and development of natural gas and oil properties.  On April 16, 2007, we completed an initial acquisition of oil and gas leases and related facilities and equipment as described below under “Plan of Operation.” This acquisition was financed with debt provided by two Texas financial institutions. On October 30, 2007, we had filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Court issued an order dismissing the bankruptcy cases of the Company and of its two operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC.

On July 22, 2008, we entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating, LP (“Legacy”) for the sale of oil and gas wells accounting for approximately 84% of our oil and gas production to Legacy for a purchase price of $13,250,000. At the August 29, 2008 closing under this Agreement with Legacy, the principal amount of the  notes held by the two Texas lenders that provided the financing for our initial acquisition of oil and gas leases, plus accrued interest thereon to the date of closing, were paid in full.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of March 29, 2010, there were 64,884,980 shares of our common stock issued and outstanding.

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

During the period ending December 31, 2008, we produced and sold 24,114 barrels of oil and produced and sold 48,759 mcf gas, generating $1,760,025 revenues, after royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 11,600 barrels of oil and 14,612 mcf of gas, generating $694,667 in gross revenues in 2009.  Effective June 1, 2008, we sold producing properties with 173 producing wells to Legacy.  We had 84 wells actually producing oil and gas on December 31, 2008 and had 70 wells actually producing oil and gas on December 31, 2009. The terms of our loan agreement for the initial acquisition of our oil and gas properties required us to hedge initial oil production; we purchased two 1000 barrel hedge contracts covering the first 24 months production at a cost of $88,900.  We realized ($18,484) and $71,160, respectively in 2008 and 2009 in net hedge income (loss) from those hedge contracts.

We had stockholders' equity in the amount of $3,387,861 at December 31, 2009.

RESULTS OF OPERATIONS

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 19 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of December 31, 2009, approximately 70 oil wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases in Gray County, which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production in earlier years due to extremely low oil and gas prices, and bring oil and gas from these wells into the market.  Several of the leases need to be studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property in Gray county that needs to be reviewed and studied for the possibility of drilling for new production.

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

The following table is for the twelve months ended:

	December 31, 2009	December 31, 2008
Oil and Gas Sales:
Oil Sales (Bbl)	11,600	24,114
Natural Gas Sales (Mcf)	14,612	48,759

Average Sales Price:
Oil, per Bbl	$52.21	$82.92
Gas, per MMCF	$6.10	$7.22

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

We have not experienced significant impacts on our operations from increases in general inflation other than for specific commodities and employee health care costs.  Many economists predict increased inflation in coming years due to U.S. and international monetary policy, and there is no assurance that inflation will not impact our business in the future.

Liquidity & Capital Resources

As of December 31, 2009 the Company had $1,404,694 of cash on hand.   We had a retained earnings of $14,024 and had a stockholders' equity of $3,387,861 at December 31, 2009.

Cash Flows from Operations

As reported in the consolidated statement of cash flows for the year ended December 31, 2009, the Company reported net cash used for operating activities of ($936,647), which is an accumulation of net cash flows used for operations over the past four quarters during 2009, as approximately follows:

Quarter Ended 2009	Amount	Quarterly Average Per Month
1st	$(474,000)	$158,000
2nd	(315,000)	$105,000
3rd	(85,000)	$28,000
4th	(63,000)	$21,000
Net Cash Used for Operations	$(937,000)

Since the beginning of the second quarter 2009, after oil and gas prices stabilized from their rapid declines from their all time highs in late 2008, management of the Company has continued to make significant reductions in the Company’s operating expenses and management expects to continue to improve its cash flows from operating activities going into 2010.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the “SEC”) recently issued "Financial Reporting Release No.  60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements.  FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.  For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements provided in this annual report on Form 10-K.

In January 2010, the Financial Accounting Standards Board issued ASU 2010-03 to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas Topic of the Accounting Standards Codification with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements. We implemented ASU 2010-03 as of December 31, 2009.  Key items in the new rules include changes to the pricing used to estimate reserves and calculate the full cost ceiling limitation, whereby a 12-month average price is used rather than a single day spot price, the use of new technology for determining reserves, the ability to include nontraditional resources in reserves and the ability to disclose probable and possible reserves.  Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

Asset retirement obligations represent the estimated future abandonment costs of tangible long-lived assets.  We estimate the fair value of an asset’s retirement obligation in the period in which the liability is incurred, if a reasonable estimate can be made.  We employ a present value technique to estimate the fair value of an asset retirement obligation, which reflects certain assumptions, including an inflation rate, our credit-adjusted, risk-free interest rate, the estimated settlement date of the liability and the estimated current cost to settle the liability based on third-party quotes and current actual costs.  Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability.

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

Off-Balance Sheet Arrangements:

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

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

The prices of the commodities that the Company produces are unsettled at this time.  At times the prices seem to be drift down and then either increase or stabilize for a few days.  Current price movement seems to be slightly up but with the prices of the traditionally marketed products (gasoline, diesel, and natural gas as feed stocks for various industries, power generation, and heating) are not showing material increases.  Although prices are difficult to predict in the current environment, the Company maintains the expectation that demand for its products will continue to increase for the foreseeable future due to the underlying factors that oil and natural gas based commodities are both sources of raw energy and are fuels that are easily portable.

Item 7. Financial Statements and Supplementary Data.

CHANCELLOR GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

CHANCELLOR GROUP, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Fax (303) 369-9384
Unit I

Email larryodonnellcpa@comcast.net
Aurora, Colorado    80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Chancellor Group, Inc.

I have audited the accompanying balance sheet of Chancellor Group, Inc.  as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for each years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Larry O’Donnell, CPA, P.C.
Larry O’Donnell, CPA, P.C.
March 25, 2010

CHANCELLOR GROUP, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash in Bank	$1,404,695	$2,531,525
Revenue Receivable	74,344	201,455
Prepaid Insurance	54,803	23,665
Federal Income Tax Receivable	49,502	-
Total Current Assets	1,583,344	2,756,645

Fixed Assets
Leasehold Costs – Developed	1,570,584	1,396,252
Office Building & Equipment	134,630	132,065
Fleet – Road	202,723	218,661
Heavy Field Equipment & Tools	458,465	442,747
Accumulated Depreciation and Amortization	(521,410)	(262,479)
Total Fixed Assets	1,844,992	1,927,246

Other Assets
Unamortized Letter of Credit	2,944	833
Prepaid Long Term Hedge	-	11,100
Deposits	250	4,975
Total Other Assets	3,194	16,908

Total Assets	$3,431,530	$4,700,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Due to Related Party	$-	$36,500
Accounts Payable	40,414	224,598
Accrued Expenses	1,653	5,949
Federal and State Income Tax Payable	-	116,903
Stock Subscriptions Payable	1,602	1,602
Total Current Liabilities	43,669	385,552

Long Term Liabilities
Deferred Tax Liability	-	126,802
Total Long Term Liabilities	-	126,802

Stockholders’ Equity
Common Stock; $.001 par value, 250,000,000 shares authorized, 65,124,980 and 65,232,781 shares issued and outstanding, respectively	65,125	65,233
Paid in Capital	3,308,713	3,229,905
Retained Earnings (Deficit)	929,807	(4,045,659)
Treasury Stock, 1,000,000 shares	-	(36,500)
Net Income (Loss)	(915,784)	4,975,466
Total Stockholders’ Equity	3,387,861	4,188,445
Total Liabilities and Stockholders’ Equity	$3,431,530	$4,700,799

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008
Sales – Net of Royalties Paid:
Oil	$605,548	$1,408,179
Natural Gas	89,119	351,846
Gross Revenue	694,667	1,760,025

Less:
Severance Taxes	36,383	107,664
Marketing Fees	-	3,460
Royalties Paid	-	44,468

Net Revenue	658,284	1,604,433

Operating Expenses:
Lease Operating Expenses	302,887	1,302,138
Other Operating Expenses	708,601	919,477
Administrative Expenses	571,410	443,082
Depreciation and Amortization	263,495	397,254
Total Operating Expenses	1,846,393	3,061,951

Income (Loss) From Operations	(1,188,109)	(1,457,518)

Other Income (Expense):
Interest Income	18,651	6,707
Other Income	23,905	38,971
Gain (Loss) on Sales of Assets, net of selling costs	(6,557)	7,326,208
Hedge Income, net of amortization	71,160	(18,484)
Total Other Income (Expense)	107,159	7,353,402

Financing Charges:
Interest Expense	(375)	(597,417)
Bank Fees Amortization	(10,763)	(70,848)
Total Financing Charges	(11,138)	(668,265)

Income (Loss) Before Provision for Income Taxes	(1,092,088)	5,227,619

Provision for Income Taxes	(176,304)	252,153

Net Income (Loss)	$(915,784)	$4,975,466

Net Income (Loss) per Share
(Basic and Fully Diluted	$(0.01)	$0.0771

Weighted Average Number of Common Shares Outstanding	65,140,364	64,511,585

*	Less than $.01 per Share

See Notes to Unaudited Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statements of Stockholders’ Equity
For The Twenty Four Months Ended December 31, 2009

							Retained
	COMMON	STOCK	PERFERRED				Earnings/	Total
	Par Value	$.001	Series B	Paid in	TREASURY	TREASURY	(Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Shares	Amount	Deficit)	Equity
Balance at December 31, 2007	64,802,781	$64,803	$-	$3,221,735	-	$-	$(4,045,659)	$(759,121)

Compensatory Stock Issuances	430,000	430	-	8,170	-	-	-	8,600

Treasury Stock Acquired	-	-	-	-	(1,000,000)	(36,500)	-	(36,500)

Net Income (Loss) for the Year	-	-	-	-	-	-	4,975,466	4,975,466

Balance at December 31, 2008	65,232,781	$65,233	$-	$3,229,905	(1,000,000)	$(36,500)	$929,807	$4,188,445

Compensatory Stock
Issuances	(107,801)	(108)	-	78,808	-	-	-	78,700

Treasury Stock Repurchased	-	-	-	-	1,000,000	36,500	-	36,500

Net Income (Loss) for the Year	-	-	-	-	-	-	(915,784)	(915,784)

Balance at December 31, 2009	65,124,980	$65,125	$-	$3,308,713	-	$-	$14,023	$3,387,861

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net Income (Loss)	$(915,784)	$4,975,466
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	263,495	421,940
Deferred Income Taxes (Benefit)	(176,304)	126,803
Non-Cash Stock Compensation	78,700	-
(Gain) Loss on Sales of Assets	6,557	(7,326,208)
(Increase) Decrease in Operating Assets	111,798	51,064
Increase (Decrease) in Operating Liabilities	(305,109)	(113,750)
Net Cash Provided by (Used for) Operating Activities	(936,647)	(1,864,685)

Cash Flows From Investing Activities
Proceeds from Sales of Assets, net of selling costs	28,000	11,004,471
Other Capital Expenditures Acquired	(218,183)	(860,565)
Net Cash Provided by (Used for) Investing Activities	(190,183)	10,143,906

Cash Flows From Financing Activities
Notes Payable	-	(5,974,414)
Paid in Capital	-	430
Common Stock	-	8,170
Net Cash Provided by (Used for) Financing Activities	-	(5,965,814)

Net Increase (Decrease) in Cash	(1,126,830)	2,313,407

Cash at the Beginning of the Year	2,531,525	218,118

Cash at the End of the Year	$1,404,695	$2,531,525

Supplemental Disclosures of Cash Flows Information
Interest Paid	$375	$710,455
Income Taxes Paid	$116,903	$8,446

Non-Cash Investing and Financing Transactions
Treasury Stock Acquired (Disbursed) in Exchange for Amount Due to Related Party	$(36,500)	$36,500

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Chancellor Group, Inc. (the "Company", “our”, “we”, “Chancellor” or the “Company”) was incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the acquisition, exploration and development of oil and gas production. On March 26, 1996, the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc.  The Company’s headquarters is in Pampa, Texas.

Operations

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells in Gray county, Texas, of which 19 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of December 31, 2009, approximately 70 oil wells and 2 gas wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases in Gray county, which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil and approximately 200 acres of which is on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 11,160 barrels of oil and 14,612 mcf of gas in the year ended December 31, 2009. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc. and its wholly owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated.

Accounting Year

The Company employs a calendar accounting year. The Company recognizes income and expenses based on the accrual method of accounting under generally accepted accounting principles.

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

Products and Services, Geographic Areas and Major Customers

The Company plans to further develop its domestic oil and gas properties, located in Gray County, Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers, to which the majority of its oil and gas production is sold, are Plains Marketing and DCP Midstream.

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

Included in cash in bank at December 31, 2009 are deposits totaling $250,000, which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

Accounts Receivable

The Company reviews accounts receivable periodically for collectibles, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

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

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases, primarily depreciation and amortization.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which was primarily codified into Topic 805 “Business Combinations” in the ASC.  This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination.  This guidance is effective for fiscal years beginning after December 15, 2008.  Although this guidance will impact the Company’s accounting for business combinations completed on or after January 1, 2009, it did not impact the Company’s financial statements, as the Company did not enter into any business combinations during the year ended December 31, 2009.

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

In January 2010, the Financial Accounting Standards Board issued ASU 2010-03 to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas Topic of the Accounting Standards Codification with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements. We implemented ASU 2010-03 as of December 31, 2009.  Key items in the new rules include changes to the pricing used to estimate reserves and calculate the full cost ceiling limitation whereby a 12-month average price is used rather than a single day spot price, the use of new technology for determining reserves, the ability to include nontraditional resources in reserves and of the ability to disclose probable and possible reserves. The Company’s adoption of the standard resulted in additional disclosures surrounding the Company’s Proved developed reserves (See Note 11 below).

NOTE 2. INCOME TAXES

Deferred income taxes are recorded for temporary differences between financial statement and income tax basis. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax basis. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns

At December 31, 2008, the Company had approximately $126,800 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

During 2009, the Company incurred a federal net operating loss of approximately $1,310,000.  The Company elected to carry back $170,000 of this loss to recover approximately $50,000 in federal taxes paid in the prior year. The remaining net operating loss of $1,140,000 will be carried forward into future years to offset future Federal taxable income.   A long-term deferred tax asset of approximately $228,000 has been recognized but partially offset by a valuation allowance of approximately $57,500 due to federal NOL carry-back and carry-forward limitations.

At December 31, 2009, the Company has approximately $170,500 in long-term deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

No reserves for uncertain income tax positions have been recorded pursuant to the guidance for uncertainty in income taxes under ASC Topic 740, Income Taxes.

NOTE 3. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has provided for the issuance of 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock ("Series B"). Each Series B share is convertible into 166.667 shares of the Company's common stock upon election by the stockholder, with dates and terms set by the Board. No shares of Series B preferred stock are outstanding.

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 65,124,980 shares issued and outstanding as of December 31, 2009 (see footnotes regarding Treasury Stock, Sale of Assets and Related Party Transactions for additional information).

Treasury Stock

In early 2008, in the context of our prior bankruptcy proceeding, Koala Pictures Proprietary Ltd. ("Koala"), controlled by our Chairman and Chief Executive Officer Maxwell Grant, transferred 1,000,000 shares of our common stock to New Concept Energy, Inc. (“NCE”), which had entered into discussions with us.  Following dismissal of the bankruptcy proceeding in August 2008, we settled all matters with NCE for $110,000 pursuant to a Settlement Agreement and Release of All Claims, dated September 4, 2008, and repurchased the 1,000,000 shares of common stock.  In May 2009, our Board of Directors authorized retransfer of the 1,000,000 shares of common stock back to Koala, since Koala had originally transferred these shares to NCE for the benefit of the Company in the context of the Company's discussions with NCE.

Stock Options and Warrants

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under SFAS 123 (as amended by SFAS 148), which was primarily codified into Topic 718 “Compensation-Stock Compensation” in the ASC, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During years ended December 31, 2009 and 2008, no options were issued, exercised or cancelled.

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $.025 per share and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share.  In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share.

Employee Stock Options

The Company accounts for employee stock options under SFAS 123 (as amended by SFAS 148) which was primarily codified into Topic 718 “Compensation-Stock Compensation” in the ASC. The Company issued no employee stock options and had none outstanding as of the close of the year ending December 31, 2008. There were no stock options issued in the year ending December 31, 2009.

NOTE 4. FIXED ASSETS

A summary of fixed assets at December 31, follows:

	Balance			Balance
	December 31,			December 31,
	2008	Additions	Deletions	2009
Auto/Transportation Equipment	$218,661	$23,183	$39,121	$202,723
Buildings & Improvements	125,280	0		125,280
Leases & Lease Equipment	1,396,252	174,333		1,570,584
Furniture, Fixtures & Office Equipment	6,785	2,565		9,350
Machinery & Equipment	442,747	18,217	2,500	458,465
	$2,189,725	$218,298	$41,621	$2,366,402

Less: Accumulated Depreciation	262,479	258,931	-	521,410
	$1,927,246	$258,931	$-	$1,845,550

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

NOTE 6. LONG-TERM DEBT

At the August 29, 2008 closing under the Agreement (as defined in Note 8 below), the notes held by our original acquisition lenders, WNB and Capwest, plus accrued interest thereon to the date of such closing, were paid in full with payments of $2,063,549.53 and $4,220,617.47, respectively.

The Company had no long-term debt at December 31, 2009.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned by unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. SALE OF ASSETS

On April 16, 2007, the Company closed the acquisition of assets from Caldwell Production Company, Inc., consisting of 48 mineral leases with 631 wells, of which approximately 100 were producing wells, 531 inactive well bores equipped with necessary production equipment and related operating facilities and equipment including an office warehouse facility, ten pickup trucks, two pulling rigs, a backhoe, a winch truck and a water truck. The purchase price for such oil field equipment was $291,500.  The purchase price for the mineral leases and an existing office building, including an attached warehouse/shop building valued at $81,630, was $5,000,000.  The oil and natural gas leases purchased are on approximately 14,000 acres in Gray and Carson Counties, Texas, with a well spacing of 10 acres, and are in the Panhandle Field, discovered in 1920. After closing the acquisition, the Company opened corporate offices for our production and oil field service subsidiaries at the facilities in Pampa, Texas.

To finance the acquisition of the assets purchased from Caldwell Production Company, Inc., on April 13, 2007, we entered into the Loan Agreement (the “WNB Loan Agreement”) with Western National Bank, Midland, Texas (“WNB”).  At the closing of the purchase of these assets, we drew down $2.3 million under the WNB Loan Agreement. On April 13, 2007, we also entered into the Loan Agreement (the “CapWest Loan Agreement”) with CapWest Resources, Inc. of Midland, Texas (“CapWest”), under which we drew down at closing of the purchase of these asssets $2,700,000 for the balance of the purchase price of the leases, $291,500 for the equipment, $111,000 for bank fees, legal expenses and associated costs, and $130,000 for initial working capital.

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

The financial statements reflect the sale of the Oil and Gas Assets, effective retroactively as of June 1, 2008.  The following is a detailed list of the sale and closing costs incurred with respect to such sale.

Sales Price		$13,250,000
Adjustments to Sales Price
Estimated Liability for Well Plugging Expense		(160,000)
Retention of HH Merten Lease		(9,642)
		13,080,358
Closings Costs and Other Related Expenditures
Acquisition of Warrants	$850,000
Acquisition of 2% ORRI	700,000
Acquisition of 6% ORRI	232,500
Acquisition of NCE Stock	110,000
Commissions	232,500
Legal	350,494
Other	1,599
Notes Payable (Including a Accrued Interest)	6,284,167	(8,761,260)

Net Proceeds Received from Sale		$4,319,098

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

The Company has used the services of a consulting company owned by the Chairman of the Board.  The Company has paid $96,000 and $102,000 for those services during the years ended 2009 and 2008 year, respectively.

In early 2008, in the context of our prior bankruptcy proceeding, Koala, controlled by our Chairman and Chief Executive Officer, Maxwell Grant, had transferred 1,000,000 shares of our common stock to NCE, which had entered into discussions with us.  Following dismissal of the bankruptcy proceeding in August 2008, we settled all matters with NCE for $110,000 pursuant to a Settlement Agreement and Release of All Claims, dated September 4, 2008, and repurchased the 1,000,000 shares of common stock.  In May 2009, our Board of Directors authorized issuance of 1,000,000 shares of common stock to Koala, which shares were issued on July 13, 2009, since Koala had originally transferred 1,000,000 shares to NCE for the benefit of the Company in the context of the Company's discussions with NCE.  On July 17, 2009, the 1,000,000 share certificate representing the shares repurchased from NCE and held as treasury stock was cancelled.

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

On August 10, 2009, the Company issued to Koala a warrant expiring December 31, 2014 to purchase 2,500,000 shares of common stock, at a purchase price of $.02 per share; the Company issued this warrant in replacement of a warrant held by Koala to purchase the same number of shares at the same per share exercise price, expiring December 31, 2009, which was originally issued for services rendered in a stockholder derivative action in Nevada some years ago.

On August 10, 2009, the Company issued to Dudley Muth, a member of our Board of Directors, a warrant expiring December 31, 2014 to purchase 1,000,000 shares of common stock, at a purchase price of $.025 per share, issued in replacement of a warrant held by Mr. Muth to purchase the same number of shares at the same per share exercise price, expiring December 31, 2009, which was originally issued for services rendered in a stockholder derivative action in Nevada some years ago.

NOTE 10. SUBSEQUENT EVENTS

Events occurring after December 31, 2009 were evaluated as of  March 22, 2010, the date this Quarterly Report was issued, in compliance with SFAS No. 165, which was primarily codified into Topic 855 “Subsequent Events” in the ASC, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.   On February 5 and March 15, 2010, the company issued 210,000 shares of common stock to consultants pursuant to existing contracts for services valued at $11,500.  On March 15, 2010, the company issued 550,000 shares of common stock to consultants valued at $30,000.

NOTE 11. SUPPLEMENTAL INFORMAITON ON OIL AND GAS PRODUCING ACTIVITIES

The Supplementary Information on Oil and Gas Producing Activities is presented as required by ASC Topic 932, Extractive Activities — Oil and Gas. Supplemental information is provided for the estimated quantities of proved oil and gas reserves, future cash flows and the standardized measure of discounted future net cash flows associated with proved oil and gas reserves.

Oil and Gas Reserve Quantities

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are proved reserves expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively large major expenditure is required for recompletion.

The table below represents the Company’s estimate of proved natural gas and oil reserves attributable to the Company’s net interest in oil and gas properties, all of which are located in Gray County, Texas, based upon the evaluation by the Company and its independent petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. Estimates of all of the Company’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC. Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

GSM, INC., a registered Petroleum engineering firm in Amarillo, Texas, prepared reports of estimated proved reserves of natural gas and oil for our net interest in certain natural gas and oil properties located in Gray county, Texas.

Proved Developed	Net Oil Reserves (Barrels)	Net Gas Reserves (Mcf)	Total Future Net Revenue	Total Future Projected Cost	Total Future Severance & Ad Valorem Taxes	Future Net cash flow	Discounted Per Annum as 10%
2009
Producing	147,761	244,725	$10,093,399	$5,141,946	$915,463	$4,035,990	$2,053,848

2008
Producing	108,609	135,596	$12,273,800	$5,731,439	$1,105,837	$5,436,522	$2,774,911

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year to year are prepared in accordance with ASC Topic 932. The assumptions that underlie the computation of the standardized measure of discounted cash flows may be summarized as follows:

•	the standardized measure includes the Company’s estimate of proved oil, natural gas and natural gas liquids reserves and projected future production volumes based upon economic conditions;

•
pricing is applied based upon 12-month average market prices at December 31, 2009 and December 31, 2008. The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2009	2008
Oil (per barrel)	$57.24	$97.01
Natural gas (per Mcf)	$6.68	$12.79

•	future development and production costs are determined based upon actual cost at year-end;

•	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

•	a discount factor of 10% per year is applied annually to the future net cash flows.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the 1934 Securities Exchange Act, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15, our principal executive and  financial officers have concluded that our disclosure controls and procedures  as of December 31, 2009, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Management concluded in this assessment that as of December 31, 2009, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, and Corporate Governance.

The Directors of the Registrant as of the date of this annual report on Form 10-K are as follows:

			Served as a
Name	Age	Position	Director since

Maxwell Grant	72	Chairman and Director	May 23, 2007

Dudley Muth	70	Director	March 31, 2009

Robert Gordon	65	Director	May 1, 2002

All Directors of the Company hold office until successors are elected according to the Company's by-laws.

The Officers of the Registrant as of the date of this annual report on Form 10-K are as follows:

			Served as a
Name	Age	Position	Officer since
Maxwell Grant	72	Chief Executive Officer and	May 23, 2007
		Principal Financial Officer

Officers of the Company are elected by the Board of Directors according to the Company's by-laws and hold office until their death, resignation, or removal from office.

Maxwell Grant whose company, Koala Pictures, is Chancellor’s largest stockholder, has a business degree and a journalism diploma in 1960 from Melbourne University. A former international journalist and university lecturer in the early 1960’s in labor relations at Monash University, Melbourne, his New York-published novels have been translated into several languages. His wide range of interests include TV and film production, film financing and more recently oil and gas. For the last three years, Mr. Grant has primarily concentrated on locating a suitable acquisition for the Company and worked on several other film and investment projects. He co-founded in the late 1990’s and was a 19% shareholder of Majestic Film Management Limited, Melbourne, Australia,  which raised several million dollars for international feature films for Village Roadshow Pictures. The film JOEY, which he conceived and on which he was Associate Producer, was sold internationally to MGM. Mr. Grant devoted his time and efforts to locate for Chancellor its recently-acquired  producing oil and gas property, Caldwell Production Company, in Texas. He participated in negotiations on behalf of the Company for the purchase of the property and identified the sources of financing for the Company to complete the acquisition.

Mr. Dudley Muth is a Los Angeles attorney and a broker-dealer compliance officer. From January 2009 to the present, Mr. Muth has been the Compliance Director/Counsel for BMA Securities, Rolling Hills Estates, California, and prior thereto from March to December 2008, he was the Compliance Director/Consultant for Financial West Group, Los Angeles, California.  From October 2002 to February, 2008, Mr. Muth was the Director of Compliance for the Shemano Group, Los Angeles, California.  Mr. Muth received a BA in Economics from Pomona College in 1961, an MBA in Accounting and Industrial Relations from the University of California Los Angeles in 1963, and a JD from the University of Southern California School of Law in 1966. Mr. Muth began his career with Arthur Andersen & Co. in their tax department specializing in oil and gas taxation in Los Angeles. He has worked in the securities industry since the early 1970’s, as an attorney and compliance director. From 1977 to 1979 he served as a compliance officer with the Pacific Stock Exchange. He has served as president of two listed REIT’s and since 1975 as a Director of Ojai Oil Company, a small oil and gas and real estate company in Camarrilo, California. Mr. Muth was previously a member of our Board of Directors, and had resigned from our Board in November, 2008.  In connection with the preparation of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, filed on April 7, 2008, he informed the Company that,  he had inadvertently neglected to  advise the Company as to a Financial Industry Regulatory Authority (“FINRA”)  regulatory  disciplinary action  within the past several years in which he was fined $2,500 by reason of a temporary net capital violation of a broker dealer for which he was the regulatory operative contact with FINRA, such fine  having been paid by the company with which he was then associated.

Mr. Robert Gordon is a former senior editor with Mr. Rupert Murdoch's News Corporation. Since 1998, Mr. Gordon has been the CEO of Corporate Writers Australia, an investor relations firm in Melbourne, Australia, specializing in the oil and gas industry.  He joined our Board of Directors in 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

No person who at any time during the fiscal year ended December 31, 2009 was a director, officer or beneficial owner of more than ten percent (10%) of our common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2009.

 Code of Conduct

Our board of directors has adopted a Code of Ethics that is applicable to our principal executive and financial officer, our principal accounting officer and our controller or to persons performing similar functions for the Company.  The Company will provide, free of charge, a copy of its Code of Ethics to any person who submits a written request for a copy of the Code of Ethics, such request to be submitted via first class or certified mail addressed to the Company at 216 South Price Road, Pampa, Texas 79065.

Item 10. Executive Compensation.

Compensation paid to Officers is set forth in the Summary Compensation Table below. The Company may reimburse its Officers for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Thomas H. Grantham President and Chief Financial Officer	2008	$80,000	—	—	—	—	—	—	$80,000
	2009	$31,500	—	—	—	—	—	$4,000	$35,500
Maxwell Grant, Chairman of the Board of Directors (1)	2008	—	—	—	—	—	—	$135,340	$135,340
	2009	—	—	—	—	—	—	$114,000	$114,000

(2) Mr. Grant owns 100% of the equity interests in Koala Pictures Proprietary Ltd. (“Koala”) and Axis Network Proprietary Ltd. In September, 2008, Koala was paid by the Company $29,340, consisting of a reimbursement to Koala of $25,000 of Court costs awarded in the 2002 stockholders derivative Nevada case to Koala but never paid, $3,000 owing to Koala for funding retainer to a law firm for the Supporting Shareholders’ Group to oppose New Concepts Energy, Inc. in the Chapter 11 bankruptcy proceeding, and $1,134 which Koala had loaned Chancellor some years ago and had been carried on the books as a debt. In September, 2008, Peninsula Oil and Gas (formerly MG Consulting), controlled by Mr. Grant, was paid  $78,000 for past due consulting fees which had not been paid since July, 2007  due to the Chapter 11 bankruptcy proceeding, and a $6,000 consulting fee for September, 2008. In October through December, 2008, Peninsula Oil and Gas was paid $6,000 consulting fees for each of those months.  In 2009, Koala was paid $96,000 consulting fees.

In addition, Mr. Grant was paid $4,000 and $18,000, respectively, in 2008 and 2009 in director fees.  Mr. Grantham was paid $4,000 in director fees in 2009.
Compensation paid to Directors is set forth in the Director Compensation Table below. The Company may reimburse its Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Maxwell Grant	$12,000	$6,000	—	—	—	—	$18,000
Robert Gordon	$12,000	$12,000	—	—	—	—	$24,000
Dudley Muth	$9,000	$12,000	—	—	—	—	$21,000
Thomas Grantham	$4,000	—	—	—	—	—	$4,000

The Board of Directors has discussed and analyzed risks associated with the Company’s compensation policies and practices for executive officers and all employees generally including, but not limited to, eligibility, effects on retention, balance of objectives, alignment with stockholders, affordability, possible unintended consequences and governance. The Board of Directors did not identify any risks arising from these policies or practices reasonably likely to have a material adverse effect on the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2010, on which date 64,884,980 shares of common stock were outstanding, the ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Company’s common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group.

		NO. OF	% OF
NAME		SHARES	CLASS(1)

Maxwell Grant (2)	Chairman and Director	24,303,800	36.07%

Robert Gordon	Director	5,384,800	8.30%
401 Collins Street
Melbourne
Victoria 3000
Australia

Dudley Muth	Director	1,966,000	3.03%

Directors and Executive Officers as a Group		31,654,600	46.98%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mr. Grant owns 100% of the equity interests in Koala Pictures Proprietary Ltd. (“Koala”) which owns 21,803,800 shares of common stock. Mr. Grant’s address is c/o the Company, 216 South Price Road, Pampa, TX 79065.  As previously reported, Koala holds warrants expiring December, 2014, to purchase 2,500,000 shares of common stock at an exercise price of $.02 per share.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

In 2009, a private company controlled by Maxwell Grant, a major stockholder (who became our Chairman of the Board of Directors in May 2007) was paid consultancy fees of $96,000 in consulting fees.

Axis Overriding Royalty

Pursuant to an agreement dated 12th August, 2004, between Chancellor and Axis Network Pty, Ltd. (a private company controlled by Maxwell Grant), Axis was entitled to a six and one-quarter percent (6.25%) override for identifying and helping secure the producing property Chancellor subsequently bought. At a Board meeting on 15th January, 2007, Mr. Grant volunteered, on behalf of Axis, to freeze the Axis override to help secure a loan to purchase the producing oil and gas property in Pampa, Texas, which Chancellor and its subsidiaries now own. At that Board meeting, the directors agreed, in view of the override blockage, that the override due Axis should accrue, except that, at any time, Axis had the right, at its sole discretion, to take warrants for shares of common stock in lieu of override amounts according to the following formula:

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

Sale of Oil and Gas Properties; Axis Override and Closing Fee

Following the August 15, 2008 dismissal of the Chapter 11 bankruptcy proceeding and in connection with the August 29, 2008, sale of a portion of our oil and gas properties,, pursuant to a Purchase and Sale Agreement, effective as of June 1, 2008 (the “Agreement”), by and among the Company, Gryphon Production Company, LLC and Gryphon Field Services, LLC, collectively acting as sellers, and Legacy Reserves Operating LP, acting as buyer (“Legacy”), and our lenders, the Company sold certain of our oil and gas properties and other assets (the “Assets”) to Legacy for a purchase price of approximately $13,250,000. Pursuant to the terms of the Agreement, the Company acquired the contractual but unrecorded 1/16th overriding royalty interest held by Axis on all of the Company’s oil and gas properties prior to the sale of certain of the properties to Legacy (the “Original Oil and Gas Properties”), which overriding royalty interest (the “Axis Overriding Royalty Interest”) was merged with and became part of the Assets sold to Legacy. At Closing, the Company conveyed to Axis, as partial consideration for Axis having given up the 6.25% Axis Overriding Royalty, a two (2%) percent overriding royalty on the Original Oil and Gas Properties. To help secure execution of the agreement by all parties, Axis had offered to give up the Axis Overriding Royalty Interest in return for a 2% override and a Lehman formula fee of $232,500, which was paid to Axis at Closing. The Axis Overriding Royalty had been agreed to by the Company in 2004 in return for Axis conducting an extensive search for the Original Oil and Gas Properties, which purchase was completed in April 2007.  Axis had further assisted in the search by finding the financing for the purchase of the Original Oil and Gas Properties. Axis is controlled by Maxwell Grant, who was not then on the board of Chancellor. Mr. Grant, who also controls Koala Pictures, the Company's largest stockholder, eventually joined the Board in May, 2007 and became Chairman. Mr. Grant was instrumental negotiating the agreement with Legacy and in the Company’s engaging Simplex Energy Solutions of Midland, Texas, to assist in identifying Legacy as the purchaser of the Assets.

Closing Letter Agreement and Settlement with New Concept Energy, Inc.

On June 21, 2008, we filed a Motion to Dismiss the Chapter 11 cases for us and our two operating subsidiaries seeking to dismiss the bankruptcy proceedings, so that we could proceed to close the transaction contemplated by the Agreement. Prior to June 2008, New Concept Energy, Inc. (“NCE”) had entered into discussions with us and had acquired one million shares of our common stock from Koala Pictures Proprietary Ltd. (the “NCE Stock”).  On July 3, 2008, NCE filed its Objection to our Motion to Dismiss. On August 11, 2008, a hearing was held on our Motion to Dismiss, and on August 15, 2008, the “Order of Dismissal” dismissing our and our two operating subsidiaries’ bankruptcy cases was entered. On August 22, 2008, NCE filed its Motion for Reconsideration of the Orders Entered on August 15, 2008 dismissing the Chapter 11 cases. In recognition of the motion filed by NCE, related to the bankruptcy cases, and the indemnification provisions of the Agreement, the parties to the Agreement agreed, pursuant to a letter agreement dated August 29, 2008, to increase the amount held in the Escrow Account under the Agreement to $1,500,000, as well as to the terms for full release of funds from the escrow account by the Escrow Agent.  On September 4, 2008, a Compromise Settlement Agreement and Release of All Claims (the “Settlement Agreement”) was fully executed by and between the Company and its two operating subsidiaries and NCE. The Settlement Agreement provided for cross releases between the parties and for the repurchase by us of the NCE Stock for a payment of $110,000, which repurchase was implemented.

Local Accounting Firm

Until April 2009, the Company used the services of a local accounting firm in Pampa, Texas to provide the disbursing of the payroll with related expense and accounts payable while maintaining the general ledger.  The Company’s former President, Thomas Grantham, was a 50% owner of that accounting firm, which was paid $11,512 for accounting services through April 2009.  Effective in late April 2009, the Company disengaged this firm and has engaged an unrelated accounting firm in Amarillo, Texas to provide these services.

Director Independence

As noted above, the Company’s stock is not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  The Board of Directors has determined, using the independence requirements established by the NASDAQ Stock Market and the SEC, that all of the current members of the Board of Directors other than Maxwell Grant are independent.  The Board of Directors has considered and applied all facts and circumstances relating to a director in making this determination.

Item 13.  Principal Accountant Fees and Services

(1) Audit Fees.
The aggregate fees billed by our current independent auditors, Larry O'Donnell, CPA, P.C., for professional services rendered for the audit of our financial statement filed as part of our 2009 Form 10-K filing and for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-Q filed for the fiscal year of 2009 are $5,041.

The aggregate fees billed by Larry O’Donnell, CPA, P.C. for professional services rendered for the audit of our financial statement filed as part of our 2008 Form 10-K filing and for review of our interim financial statements filed as part of our first, second and third quarter reports on Form 10-QSB filed for the fiscal year of 2008 are $11,470.

(2) Audit-Related Fees.
There have been no audit-related fees billed by our auditors in each of the last two fiscal years of our Company.

(3) Tax Fees.
There have been no tax fees billed by our auditors in each of the last two fiscal years of our Company.

(4) All Other Fees.
There have been no other fees billed by our auditors in each of the last two fiscal years of our Company.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.  All of the services described above under the caption “Audit Fees” were approved by the Board of Directors.

(6) Not applicable.

Item 14. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

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

3.4	By-Laws (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

4.1	Warrant issued August 10, 2009 to Koala Pictures Proprietary Ltd. To purchase and aggregate of 2,500,000 shares of common stock on or before December 31, 2014. Filed herewith.

4.2	Warrant issued August 10, 2009, to Dudley Muth to purchase an aggregate of 1,000,000 shares of common stock on or before December 31, 2014. Filed herewith.

4.3	Warrant issued July 13, 2009, to Cary Sucoff to purchase an aggregate of 225,000 shares of common stock on or before June 30, 2014. Filed herewith.

4.4	Warrant issued August 10, 2009, to Ernest P. Andrews to purchase an aggregate of 1,000,000 shares of common stock on or before December 31, 2014. Filed herewith.

4.5	Warrant issued August 10, 2009, to Ernest P. Andrews to purchase an aggregate of 1,500,000 shares of common stock on or before December 31, 2014. Filed herewith.

4.6	Warrant issued July 13, 2009, to Francis Anderson to purchase an aggregate of 25,000 shares of common stock on or before June 30, 2014. Filed herewith.

4.7	Warrant issued July 13, 2009, to Patrick Kolenik to purchase an aggregate of 250,000 shares of common stock on or before June 30, 2014. Filed herewith.

10.1
Agreement and Plan of Reorganization, dated October 19, 2000, between Chacellor Group, Inc. and Southwin financial, Ltd. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2000).

23.1	Consent of GSM, Inc.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Evaluation of Oil and Gas Reserves as of December 31, 2008, prepared by GSM, INC., a registered petroleum engineering firm located in Amarillo, Texas.

99.2	Evaluation of Oil and Gas Reserves as of December 31, 2009, prepared by GSM, INC., a registered petroleum engineering firm located in Amarillo, Texas.

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2010.

CHANCELLOR GROUP, INC.

By:	/s/ Maxwell Grant
Maxwell Grant Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 29, 2010.

Chief Executive Officer and Director
/s/ Maxwell Grant
Maxwell Grant

Director:
/s/ Robert Gordon
Robert Gordon

Director:
/s/ Dudley Muth
Dudley Muth