Form 10-Q
period 2010-03-31
CHANCELLOR GROUP INC/
filed 2010-05-14
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 64,884,980 as of May 13, 2010.

Chancellor Group, Inc.

i

Item 1.  Financial Statements

Chancellor Group, Inc.

INDEX

Page No.

Consolidated Balance Sheets as at March 31, 2010 and December 31, 2009 (Unaudited)	2

Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2010 and 2009 (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5-9

Chancellor Group, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,298,998	$1,404,695
Revenue Receivable	71,328	74,344
Prepaid Insurance	21,404	54,803
Federal Income Tax Receivable	49,502	49,502
Total Current Assets	1,441,232	1,583,344

Property and Equipment:
Leases and Lease Equipment	1,570,584	1,570,584
Office Building & Equipment	134,630	134,630
Auto / Transportation Equipment	202,723	202,723
Machinery & Equipment	458,465	458,465
Accumulated Depreciation	(588,341)	(521,410)
Total Property and Equipment, Net	1,778,061	1,844,992

Other Assets:
Unamortized Letter of Credit	2,208	2,944
Deposits	250	250
Total Other Assets	2,458	3,194

Total Assets	$3,221,751	$3,431,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable – Gryphon Production	69,790	40,414
Accrued Expenses	-	1,653
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	71,392	43,669

Long Term Liabilities:
Deferred Tax Liability, net	-	-
Total Long Term Liabilities	-	-

Stockholders’ Equity:
Common Stock: $.001 par value, 250,000,000
shares authorized, 64,884,980 shares
issued and outstanding	65,885	65,125
Paid in Capital	3,349,753	3,308,713
Retained Earnings	14,023	929,807
Net Income (Loss)	(279,302)	(915,784)
Total Stockholders’ Equity	3,150,359	3,387,861
Total Liabilities and Stockholders’ Equity	$3,221,751	$3,431,530

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(Unaudited)

	March 31, 2010	March 31, 2009
Sales - Net of Royalties Paid:
Oil	$168,767	$99,148
Natural Gas	19,000	18,986
Hedge Income	-	60,560
Other Income	-	18,975
Gross Revenues	187,767	197,669

Severance Taxes	9,178	5,944

Net Revenue	178,589	191,725

Operating Expenses:
Lease Operating Expense	48,634	139,190
Other Operating Expense	162,622	343,361
General & Administrative Expense	181,698	85,441
Depreciation, Depletion & Amortization	66,931	67,014
Total Operating Expense	459,885	635,006

Income (loss) From Operations	(281,296)	(443,281)

Other Income (Expenses):
Interest	3,514	3,270
Sale of Assets	-	-
Total Other Income (Expense)	3,514	3,270

Financing Charges:
Interest	-	24
Bank Fees Amortization	1,520	1,294
Total Financing Charges	1,520	1,318

Income (Loss) before provision for Income Taxes	(279,302)	(441,329)
Provision for Income Taxes(Benefits)	-	(37,487)
Net Income (Loss)	(279,302	(403,842)

Net Per Share	( *)	( *)

Weighted Average Number of Common Shares Outstanding	65,111,869	65,140,364

* Less than $.01 per Share
See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(Unaudited)

	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities:
Net Income (loss)	$(279,302)	$(403,842)

Adjustments to reconcile net income
(loss) to net cash provided by
(used for) operating activities:
Depreciation, Depletion & Amortization	66,932	78,114
Deferred Income Taxes	-	(37,487)
(Increase) Decrease in Operating Assets	41,800	-
Increase (Decrease) in Operating	37,150	109,249
Liabilities	27,723	(221,005)
Net Cash Provided by (used for)
Operating Activities	(105,697)	(474,971)

Cash Flows From Investing Activities:
Sale of Assets Proceeds
Other Capital Expenditures	-	(200,790)
Net Cash Provided by (used for)
Investing Activities	-	(200,790)

Cash Flows From Financing Activities:
Notes Payable Redemptions
Issuances of Common Stock	-	-
Net Cash Provided by (used for)
Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(105,697)	(675,761)
Cash and Cash Equivalents at the Beginning of the Period	1,404,695	2,531,525

Cash and Cash Equivalents at the End of the Period	$1,298,998	$1,855,764

Supplemental Disclosures of Cash Flows Information

Interest Paid	$-	$1317

Income Taxes Paid	$-	$95,382

See Notes to Unaudited Consolidated Financial Statements

CHANCELLOR GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

Operations

The Company is licensed by the Texas Railroad Commission as oil and gas producers and operators. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 19 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of March 31, 2010, approximately 70 oil wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases, which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 2,243 barrels of oil and 1,933 mcf of gas in the three months ended March 31, 2010. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

Accounting Year

The Company employs a calendar accounting year. The Company recognizes income and expenses based on the accrual method of accounting under generally accepted accounting standards in the United States of America.

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

Included in cash in bank at March 31, 2010 are deposits totaling $250,000 which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

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

Fair Value Measurements and Disclosures

The company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with ASC Topic 820 “Fair Value Measurements”.  As of March 31, 2010 there is no material impact on the consolidated financial statements related to fair value measurements and disclosures.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and long term debt, as reported in the accompanying consolidated balance sheet, approximates fair values.

Employee Stock-Based Compensation

The Company uses the intrinsic value method of accounting for employee stock-based compensation.

Business Combinations

The Company accounts for business combinations in accordance with Topic 805 “Business Combinations” in the ASC.  This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination.  For the quarter ending March 31, 2010, the Company did not enter into any business combinations.

Subsequent Events

Events occurring after March 31, 2010 were evaluated as of May 13, 2010, the date this Quarterly Report was issued, in compliance Topic 855 “Subsequent Events” in the ASC, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC.  This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  This guidance reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of the Company’s 2009 fiscal year, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities (“VIEs”) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance is effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the first reporting period beginning after December 15, 2010. The Company’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. The Company expects that the adoption of the Level 3 related gross disclosure requirement, which is effective in 2011, will not have a material impact on the financial position, results of operations or cash flows.

NOTE 2. INCOME TAXES

Deferred income taxes arise from temporary differences in recognition of certain revenues and expenses between financial statement and income tax basis of accounting, and also net operating loss carry-forwards and other tax credit carry-forwards

At March 31, 2010, the Company had a federal net operating loss carry-forward of approximately $1,425,000.  A deferred tax asset of approximately $285,000 has been partially offset by a valuation allowance of approximately $115,000 due to federal net operating loss carry-back and carry-forward limitations.

At March 31, 2010, the Company also had approximately $170,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 64,884,980 shares issued and outstanding as of March 31, 2010 (see footnotes regarding Treasury Stock, Sale of Assets and Related Party Transactions for additional information).

Stock Options and Warrants

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under Topic 718 “Compensation-Stock Compensation” in the ASC, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During all quarters for the year ended December 31, 2009, no options were issued, exercised or cancelled.  For the quarter ending March 31, 2010, no options were issued, exercised or cancelled.

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

Employee Stock Options

The Company accounts for employee stock options under SFAS 123 (as amended by SFAS 148) which was primarily codified into Topic 718 “Compensation-Stock Compensation” in the ASC. The Company issued no employee stock options and had none outstanding as of the close of the year ending December 31, 2009. There were no stock options issued in the quarter ending March 31, 2010.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at March 31, 2010 is as follows:

	Balance			Balance
	December 31,			March 31,
	2009	Additions	Deletions	2010
Auto/Transportation Equipment	$202,723	$-	$-	$202,723
Buildings & Improvements	125,280			125,280
Leases & Lease Equipment	1,570,584			1,570,584
Furniture, Fixtures & Office Equipment	9,350			9,350
Machinery & Equipment	458,465			458,465
	$2,366,402	$-	$-	$2,366,402

Less: Accumulated Depreciation	521,410	66,931	-	588,341
	$1,845,550	$66,931	$-	$1,778,061

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

NOTE 6. LONG-TERM DEBT

The Company had no long-term debt at March 31, 2010.

At March 31, 2010, the Company has an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by certain bank deposits totaling $250,000.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board.  The Company has paid $24,000 for those services during the quarter ending March 31, 2010.

NOTE 9. SUBSEQUENT EVENT

On May 6, 2010, the Company entered into a purchase agreement with an unrelated third party seller to purchase certain assets effective May 1, 2010, including all of the oil, gas and casinghead gas leasehold estates of the seller located in Hutchinson County, Texas, and also all or substantially all of the equipment, structures and personal property located upon the land subject to such leasehold estates and used in connection with seller’s oil and gas operations.  This transaction is expected to close on or before May 24, 2010.  The cash purchase price of the transaction is $150,000.   In addition, the Company agreed to pay seller for its crude petroleum inventory on hand at closing, expected to be approximately $7,000 in value.

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

BACKGROUND

The Company is an independent oil and gas exploration and development company focused on building and revitalizing our oil and gas properties located in the State of Texas. The Company is organized as a producing oil and gas company and licensed as an operator by the Texas Railroad Commission. We are in the business of acquisition, exploration, and development of oil and natural gas properties
Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of May 14, 2010, there were 64,884,980 shares of our common stock issued and outstanding.

Three Months Ended March 31, 2010

In the three month period ended March 31, 2010, we produced and sold 2,243 net barrels of oil and 1,933 mcf of gas, attributable to our net revenue interest in our producing properties, while generating revenues of $187,767, as compared with 2,623 net barrels of oil and 3,570 net mcf of gas, generating revenues of $118,134, in the comparable period of 2009. At March 31, 2010, we had approximately 70 producing oil wells and 2 producing gas wells, with additional “associated” gas coming from some oil wells.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

RESULTS OF OPERATIONS

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 127 wells, of which 19 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of March 31, 2010, approximately 70 oil wells were actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases, which includes 500 acres of undrilled acreage in Gray county, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production due to extremely low oil and gas prices, bringing oil and gas from these wells into the market.  Several of the leases need to studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property that needs to be reviewed and studied for the possibility of drilling for new production.

The following table shows the approximate volumes and average sales prices for oil and gas we produced in the three months ended March 31, 2010, as compared with sales and price information for the comparable period in 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
Oil and Gas Sales(1)
Oil Sales(Bbl)	2,243	2,644
Natural Gas Sales (Mcf)	1,933	3,853

Average Sales Price:
Oil, per Bbl:	$75.23	$64.15
Gas, per MMCF:	$9.83	$5.88

(1)	Sales oil and gas are those attributable to our respective net revenue interests in our producing properties, and do not take account of severance taxes or other operating expenses.

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

LIQUIDITY & CAPTIAL RESOURCES

As of March 31, 2010 the Company had $1,298,998 of cash on hand.   We have a retained earnings deficit of $265,302 and have a stockholders' equity balance of $3,150,359 at March 31, 2010.

CONTRACTUAL OBLIGATIONS

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with PK Advisors, LLC (“PK”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice.  In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 40,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to PK.  Additional cash consideration would be payable to PK for any future investment transactions for which PK provides assistance. The Company recorded professional fees expense of $6,600 related to this agreement in the quarter ending March 31, 2010.

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with Equity Source Partners, LLC (“ESP”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 30,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to ESP.  Additional cash consideration would be payable to ESP for any future investment transactions for which ESP provides assistance. The Company recorded professional fees expense of $4,950 related to this agreement in the quarter ending March 31, 2010.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the “SEC”) recently issued "Financial Reporting Release No.  60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to their business and financial reporting requirements.  The SEC suggests in FRR 60 that an accounting policy is critical if it is important to the Company's financial condition and results of operations and requires significant judgment and estimates on the part of management in the application of the policy.  For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements provided in this Quarterly Report on Form 10-Q.

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges, under the guidance Topic 360 “Property, Plant and Equipment” in the ASC.  The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, the Company had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so.

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

ITEM 4T.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  This officer has, as of the close of the period covered by this Quarterly Report on Form 10-Q, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, this officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely discussions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no changes to the Company's internal controls in this period identified in connection with this evaluation that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.
	Principal Total Offering Price/
Date	Title and Amount (1)	Purchaser	Consideration

February 5, 2010	30,000 shares of common stock.	Advisor	$0	(1)
February 5, 2010	40,000 shares of common stock.	Advisor	$0	(1)
March 15, 2010	250,000 shares of common stock.	Advisor	$0	(2)
March 15, 2010	250,000 shares of common stock.	Advisor	$0	(3)
March 15, 2010	50,000 shares of common stock	Advisor	$0	(4)
March 15, 2010	60,000 shares of common stock	Advisor	$0	(1)
March 15, 2010	80,000 shares of common stock	Advisor	$0	(1)
(1)
Securities issued in consideration for advisory services. See the disclosure provided in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTRACTUAL OBLIGATIONS for a description of these services.

(2)	Securities issued in consideration for advisory services. The Company recorded professional fees expense of $13,750 related to the issuance of these securities in the quarter ending March 31, 2010.
(3)	Securities issued in consideration for advisory services. The Company recorded professional fees expense of $13,750 related to the issuance of these securities in the quarter ending March 31, 2010.
(4)	Securities issued in consideration for advisory services. The Company recorded professional fees expense of $2,750 related to the issuance of these securities in the quarter ending March 31, 2010.

The Company did not engage an underwriter with respect to any of the issuances of securities described in the foregoing table, and none of these issuances gave rise to any underwriting discount or commission.

All of the issuances described above are exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 505 promulgated thereunder.  Alternatively, none of the issuances described above constituted a “public offering” of securities under Section 4(2) of the Securities Act, and, accordingly, all of such issuances are exempt from registration under the Securities Act.

ITEM 6.  Exhibits.

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

10.1
Purchase Agreement by and between Charlie Heater, d/b/a H 5 Producers, a sole proprietorship, and Gryphon Production Co., LLC, dated as of May 6, 2010 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2010).

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
Chief Executive Officer and
Principal Financial Officer

Dated: May 13, 2010

EXHIBIT INDEX

Exhibit Number	Description

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

10.1
Purchase Agreement by and between Charlie Heater, d/b/a H 5 Producers, a sole proprietorship, and Gryphon Production Co., LLC, dated as of May 6, 2010 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2010).

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.