Form 10-Q
period 2010-06-30
CHANCELLOR GROUP INC/
filed 2010-08-11
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-30219

Chancellor Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0438647
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

216 South Price Road, Pampa, TX 79065 (Address of Principal Executive Offices)	79065 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 65,094,980 as of August 10, 2010.

Chancellor Group, Inc.

Table of Contents

Item 1.  Financial Statements

Chancellor Group, Inc.

INDEX

Page No.

Consolidated Balance Sheets as at June 30, 2010 and December 31, 2009 (Unaudited)	2

Consolidated Statements of Operations
For the Three and Six and Months Ended June 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows
For the six Months Ended June 30, 2010 and 2009 (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5-9

Chancellor Group, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,079,910	$1,404,695
Revenue Receivable	71,560	74,344
Prepaid Insurance	13,799	54,803
Federal Income Tax Receivable	-	49,502
Total Current Assets	1,165,269	1,583,344

Property and Equipment:
Leases and Lease Equipment	1,724,362	1,570,584
Office Building & Equipment	134,630	134,630
Auto / Transportation Equipment	202,723	202,723
Machinery & Equipment	458,465	458,465
Accumulated Depreciation	(655,273)	(521,410)
Total Property and Equipment, Net	1,864,907	1,844,992

Other Assets:
Unamortized Letter of Credit	6,801	2,944
Deposits	250	250
Total Other Assets	6,331	3,194

Total Assets	$3,036,507	$3,431,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable – Gryphon Production	81,562	40,414
Accrued Expenses	-	1,653
Stock Subscription Payable	1,602	1,602
Total Current Liabilities	83,164	43,669

Long Term Liabilities:
Deferred Tax Liability, net	-	-
Total Long Term Liabilities	-	-

Stockholders’ Equity:
Common Stock: $.001 par value, 250,000,000
shares authorized, 65,094,980 shares
issued and outstanding	66,095	65,125
Paid in Capital	3,361,093	3,308,713
Retained Earnings	14,023	929,807
Net Income (Loss)	(487,868)	(915,784)
Total Stockholders’ Equity	2,953,343	3,387,861
Total Liabilities and Stockholders’ Equity	$3,036,507	$3,431,530

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Sales - Net of Royalties Paid
Oil	$178,750	$155,692	$347,517	$254,841
Natural Gas	21,488	18,629	40,487	37,614
Other Income	-	13,512	-	96,318
Gross Revenues	200,238	187,833	388,004	388,773

Severance Taxes	9,813	9,418	18,991	15,362

Net Revenues	190,425	178,415	369,013	373,411

Operating Expenses
Lease Operating Expense	53,221	44,826	101,855	184,016
Other Operating Expense	170,506	184,809	333,128	528,171
General & Administrative Expense	109,923	140,576	291,620	226,017
Depreciation, Depletion & Amortization	66,932	65,836	133,863	121,750
Total Operating Expense	400,582	436,047	860,466	1,059,954

Income (Loss) From Operations	(210,157)	(257,632)	(491,453)	(686,543)

Other Income (Expenses)
Interest	3,295	-	6,809	-
Hedge Costs Amortization	-	-	-	(11,100)
Total Other Income (Expense)	3,295	-	6,809	(11,100)

Financing Charges
Interest	-	351	-	375
Bank Fees Amortization	1,704	-	3,224	1,294
Total Financing Charges	1,704	351	3,224	1,669

Income (Loss) before provision for Income Taxes	(208,566)	(257,983)	(487,868)	(699,312)

Provision for Income Taxes	-	(61,478)	-	(98,965)

Net Income (Loss)	$ (208,566)	$ (196,505)	$ (487,868)	$ (600,347)

Net Income (Loss) per Share (Basic and Fully Diluted)	$( *)	$( * )	$( *)	$( *)

Weighted Average Number of Common Shares Outstanding	64,954,980	65,335,663	65,033,424	65,284,506

* Less than $.01 per Share
See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(Unaudited)

	June 30, 2010		June 30, 2009
Cash Flows From Operating Activities:
Net Income (Loss)	$	(487,868)	$	(600,347)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
by (Used For) Operating Activities:
Depreciation, Depletion & Amortization		133,863		132,850
Deferred Income Taxes		-		(98,965)
Non-Cash Compensation		53,350
(Increase) Decrease in Operating Assets		90,154		63,721
Increase (Decrease) in Operating Liabilities		39,494		(286,587)
Net Cash Provided by (Used for) Investing Activities		(171,007)		(789,328)

Cash Flows From Investing Activities:
Capital Expenditures		(153,778)		(157,364)
Net Cash Provided by (Used for) Investing Activities		(153,778)		(157,364)

Cash Flows From Financing Activities:
Issuances of Common Stock		-		7,500
Net Cash Provided by (Used for) Financing Activities		-		7,500

Net Increase (Decrease) in Cash and Cash Equivalents		(324,785)		(939,192)
Cash and Cash Equivalents at the Beginning of the Period		1,404,695		2,531,525

Cash and Cash Equivalents at the End of the Period		$1,079,910		$1,592,333

Supplemental Disclosures of Cash Flows Information

Interest Paid		$-		$375

Income Taxes Paid		$-		$-

See Notes to Unaudited Consolidated Financial Statements

CHANCELLOR GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Operations

The Company is licensed by the Texas Railroad Commission as oil and gas producers and operators. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 143 wells, of which 20 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of June 30, 2010, approximately 70 oil wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases, which includes 500 acres of undrilled acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 4,667 barrels of oil and 4,933 mcf of gas in the six months ended June 30, 2010. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

Products and Services, Geographic Areas and Major Customers

The Company plans to develop its domestic oil and gas properties, located in Gray county and Hutchinson county, Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers, to which the majority of its oil and gas production is sold, are Plains Marketing and DCP Midstream.

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

Included in cash in bank at June 30, 2010 are deposits totaling $250,000 which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

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

Fair Value Measurements and Disclosures

The company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 “Fair Value Measurements”.  As of June 30, 2010 there is no material impact on the consolidated financial statements related to fair value measurements and disclosures.

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

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic 805 “Business Combinations”.  This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination.  For the six months ending June 30, 2010, the Company did not enter into any business combinations.

Subsequent Events

Events occurring after June 30, 2010 were evaluated as of August 10, 2010, the date this Quarterly Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

NOTE 2. INCOME TAXES

Deferred income taxes arise from temporary differences in recognition of certain revenues and expenses between financial statement and income tax basis of accounting, and also net operating loss carry-forwards and other tax credit carry-forwards

At June 30, 2010, the Company had a federal net operating loss carry-forward of approximately $1,645,000.  A deferred tax asset of approximately $330,000 has been partially offset by a valuation allowance of approximately $155,000 due to federal net operating loss carry-back and carry-forward limitations.

At June 30, 2010, the Company also had approximately $175,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

Management evaluated the Company’s tax positions under FASB ASC No. 740 Uncertain Tax Positions, and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2006.

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

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 65,094,980 shares issued and outstanding as of June 30, 2010.

Stock Options and Warrants

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under FASB ASC Topic 718 “Compensation-Stock Compensation”, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During all quarters for the year ended December 31, 2009, no options were issued, exercised or cancelled.  For the quarter ending June 30, 2010, no options were issued, exercised or cancelled.

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares are at an exercise price of $.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share.  In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share.  In June 2010, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 168,000 shares of common stock at an exercise price of $.0125 per share

Employee Stock Options

The Company accounts for employee stock options under FASB ASC Topic 718 “Compensation-Stock Compensation”. The Company issued no employee stock options and had none outstanding as of the close of the year ending December 31, 2009. There were no stock options issued in the quarter ending June 30, 2010.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at June 30, 2010 is as follows:

	Balance			Balance
	December 31,			June 30,
	2009	Additions	Deletions	2010
Auto/Transportation Equipment	$202,723	$-	$-	$202,723
Buildings & Improvements	125,280	-	-	125,280
Leases & Lease Equipment	1,570,584	153,778	-	1,724,362
Furniture, Fixtures & Office Equipment	9,350	-	-	9,350
Machinery & Equipment	458,465	-	-	458,465
	$2,366,402	$153,778	$-	$2,520,180

Less: Accumulated Depreciation	521,410	133,863	-	655,273
	$1,844,992	$19,915	$-	$1,864,907

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

NOTE 6. LONG-TERM DEBT

The Company had no long-term debt at June 30, 2010.

At June 30, 2010, the Company has an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by certain bank deposits totaling $250,000.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board.  The Company has paid $48,000 for those services during the six months ending June 30, 2010.

NOTE 9. SUBSEQUENT EVENT

Events occurring after June 30, 2010 were evaluated as of August 10, 2010, the date this Quarterly Report was issued, in compliance with FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included. No such events were noted.

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

BACKGROUND

The Company is an independent oil and gas exploration and development company focused on building and revitalizing our oil and gas properties located in the State of Texas. The Company is organized as a producing oil and gas company and licensed as an operator by the Texas Railroad Commission. We are in the business of acquisition, exploration, and development of oil and natural gas properties

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of August 10, 2010, there were 65,094,980 shares of our common stock issued and outstanding.

Six Months Ended June 30, 2010

In the six month period ended June 30, 2010, we produced and sold 4,667 net barrels of oil and 4,933 mcf of gas, attributable to our net revenue interest in our producing properties, while generating revenues of $391,572, as compared with 5,549 net barrels of oil and 6,994 net mcf of gas, generating revenues of $292,455, in the comparable period of 2009. At June 30, 2010, we had approximately 70 producing oil wells and 2 producing gas wells, with additional “associated” gas coming from some oil wells.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

RESULTS OF OPERATIONS

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 143 wells, of which 20 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of June 30, 2010, approximately 70 oil wells were actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,200 acres of production rights on six leases, which includes 500 acres of undrilled acreage in Gray county, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas

In May 2010, the Company acquired 16 wells in Hutchinson County, Texas, approximately 15 miles from its main operation in Gray County, Texas, for a purchase price of $150,000, paid in cash.  There are 15 potential producing wells and 1 water disposal well.  The acquired property also contains a gas gathering system not currently in production. The company has started using its own workover rigs, related equipment and personnel to restore most of the newly acquired wells and gas system and expects to fund the restoration plan through existing capital and future production from this field.

Our other near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production due to extremely low oil and gas prices, bringing oil and gas from these wells into the market.  Several of the leases need to be studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property that needs to be reviewed and studied for the possibility of drilling for new production.

The following table shows the approximate volumes and average sales prices for oil and gas we produced in the six months ended June 30, 2010, as compared with sales and price information for the comparable period in 2009:

	Six Months Ended
	June 30, 2010	June 30, 2009
Oil and Gas Sales(1)
Oil Sales(Bbl)	4,667	5,549
Natural Gas Sales (Mcf)	4,933	6,994

Average Sales Price:
Oil, per Bbl:	$74.46	$46.18
Gas, per MMCF:	$8.93	$5.41

(1)	Sales of oil and gas are those attributable to our respective net revenue interests in our producing properties, and do not take account of severance taxes or other operating expenses.

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

LIQUIDITY & CAPTIAL RESOURCES

As of June 30, 2010 the Company had $1,079,910 of cash on hand.   We have a retained earnings deficit of $473,845 and have a stockholders' equity balance of $2,953,343 at June 30, 2010.

CONTRACTUAL OBLIGATIONS

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with PK Advisors, LLC (“PK”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice.  In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 40,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to PK.  Additional cash consideration would be payable to PK for any future investment transactions for which PK provides assistance. The Company recorded professional fees expense of $6,600 related to this agreement in the quarter ending June 30, 2010.

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with Equity Source Partners, LLC (“ESP”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 30,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to ESP.  Additional cash consideration would be payable to ESP for any future investment transactions for which ESP provides assistance. The Company recorded professional fees expense of $4,950 related to this agreement in the quarter ending June 31, 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, the Company had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so.

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

PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.
Principal Total Offering Price/
Date	Title and Amount (1)	Purchaser	Consideration

June 1, 2010	90,000 shares of common stock.	Advisor	$0	(1)
June 1, 2010	120,000 shares of common stock.	Advisor	$0	(1)

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

Dated: August 10, 2010

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