Form 10-Q
period 2010-09-30
CHANCELLOR GROUP INC/
filed 2010-11-15
CIK 894544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 65,680,030 as of November 15, 2010.

Chancellor Group, Inc.

ii

Item 1.  Financial Statements

Chancellor Group, Inc.

INDEX

Page No.

Consolidated Balance Sheets as of September 30, 2010(Unaudited) and December 31, 2009 (Audited)	2

Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5-10

Chancellor Group, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$701,307	$1,154,695
Restricted Cash	250,000	250,000
Revenue Receivable	92,268	74,344
Prepaid Insurance	7,772	54,803
Federal Income Tax Receivable	-	49,502
Total Current Assets	1,051,347	1,583,344

Property and Equipment:
Leases and Lease Equipment	1,746,997	1,570,584
Office Building & Equipment	134,630	134,630
Auto / Transportation Equipment	199,018	202,723
Machinery & Equipment	455,128	458,465
Accumulated Depreciation and Amortization	(719,789)	(521,410)
Total Property and Equipment, Net	1,815,984	1,844,992

Other Assets:
Unamortized Letter of Credit	4,088	2,944
Deposits	250	250
Total Other Assets	4,338	3,194

Total Assets	$2,871,669	$3,431,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$84,253	$19,614
Accrued Expenses	52,065	24,055
Total Current Liabilities	136,318	43,669

Long Term Liabilities:
Deferred Tax Liability, net	-	-
Total Long Term Liabilities	-	-

Stockholders’ Equity:
Series B Preferred Stock: $1,000 Par Value
250,000 shares authorized, none outstanding	-	-
Common Stock: $.001 par value, 250,000,000
shares authorized, 65,680,030 and 65,124,980 shares
issued and outstanding, respectively	65,680	65,125
Paid in Capital	3,393,682	3,308,713
Retained Earnings (Deficit)	(724,011)	14,023

Total Stockholders’ Equity	2,735,351	3,387,861
Total Liabilities and Stockholders’ Equity	$2,871,669	$3,431,530

See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(Unaudited)

	For the three months ended September 30,				For the nine months ended September 30,
	2010		2009		2010		2009
Sales - Net of Royalties Paid:
Oil		$178,514		$169,600		$526,031		$424,441
Natural Gas		25,008		22,682		65,495		60,296
Hedge		-		250		-		71,160
Other Income		-		-		-		23,905
Gross Revenues		203,522		192,532		591,526		579,802

Severance Taxes		10,114		10,552		29,105		25,914

Net Revenues		193,408		181,980		562,421		553,888

Operating Expenses:
Lease Operating Expenses		43,472		64,745		145,327		248,761
Other Operating Expenses		168,219		150,389		501,347		678,560
General & Administrative Expenses		162,912		152,332		454,532		378,350
Depreciation, Depletion & Amortization		66,566		64,980		200,429		197,830
Total Operating Expenses		441,169		432,446		1,301,635		1,503,501

Loss from Operations		(247,761)		(250,466)		(739,214)		(949,613)

Other Income (Expenses):
Interest Income		2,574		6,260		9,383		14,320
Loss on Sale of Assets		(2,394)		-		(2,394)		(6,557)
Total Other Income (Expense)		180		6,260		6,989		7,763

Financing Charges:
Interest Expense		-		-		-		375
Bank Fees Amortization		2,585		402		5,809		1,696
Total Financing Charges		2,585		402		5,809		2,071

Loss before Provision for Income Taxes		(250,166)		(244,608)		(738,034)		(943,921)

Provision for Income Taxes		-		(37,617)		-		(136,581)

Net Loss		$(250,166)	$	(206,991)		$(738,034)	$	(807,340)

Net Income (Loss) per Share (Basic and Fully Diluted)	$	(* )	$	(* )	$	( .01)	$	( .01)

Weighted Average Number of Common Shares Outstanding		65,247,589		64,873,508		65,104,813		65,145,492

* Less than $.01 per Share
See Notes to Unaudited Consolidated Financial Statements

Chancellor Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(Unaudited)

	September 30, 2010	September 30, 2009
Cash Flows From Operating Activities:
Net Loss	$(738,034)	$	(807,340)

Adjustments to Reconcile Net Loss to Net Cash
(Used in) Operating Activities:
Depreciation, Depletion & Amortization	200,429		197,830
Deferred Income Taxes	-		(136,581)
Non-Cash Compensation	85,526		78,700
(Increase) Decrease in Operating Assets	81,455		88,649
Increase (Decrease) in Operating Liabilities	92,649		(295,678)
Net Cash (Used in) Operating Activities	(277,975)		(874,420)

Cash Flows From Investing Activities:
Sale of Assets Proceeds	1,000		28,000
Capital Expenditures	(176,413)		(184,459)
Net Cash (Used in) Investing Activities	(175,413)		(156,459)

Cash Flows From Financing Activities:
Issuances of Common Stock	-		-
Net Cash Provided by (Used for) Financing Activities	-		-

Net (Decrease) in Cash and Cash Equivalents	(453,388)		(1,030,879)
Cash and Cash Equivalents at the Beginning of the Period	1,154,695		2,281,525

Cash and Cash Equivalents at the End of the Period	$701,307		$1,250,646

Supplemental Disclosures of Cash Flows Information

Interest Paid	$-		$375

Income Taxes Paid	$-		$-

See Notes to Unaudited Consolidated Financial Statements

CHANCELLOR GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Chancellor Group, Inc. (the "Company", “our”, “we”, “Chancellor” or the “Company” ) was incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the exploration and production of oil and gas. On March 26, 1996, the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc.  The Company’s headquarters is located in Pampa, Texas.

Operations

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator.  The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 140 wells, of which 23 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of September 30, 2010, approximately 72 oil wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,510 gross and net acres of production rights on six leases, which includes 500 gross and net acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 7,156 barrels of oil and 7,909 mcf of gas in the nine months ended September 30, 2010. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

Net Income (loss) per share

The net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Restricted Cash

Included in restricted cash at September 30, 2010 are deposits totaling $250,000, which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

Accounts Receivable

The Company reviews accounts receivable periodically for collectibles and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  An allowance for doubtful accounts was not considered necessary or recorded at September 30, 2010.

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

Long-Lived Assets

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company is supposed to record the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.  As of September 30, 2010, there has been no asset retirement obligations recorded.

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

Fair Value Measurements and Disclosures

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 “Fair Value Measurements”.  As of September 30, 2010 there is no material impact on the consolidated financial statements related to fair value measurements and disclosures.  Fair value measurements include the following levels:

Level 1:
Quoted market prices in active markets for identical assets or liabilities. Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:
Observable market based inputs or unobservable inputs that are corroborated by market data. Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

Level 3:
Unobservable inputs that are not corroborated by market data. Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and long term debt, as reported in the accompanying consolidated balance sheet, approximates fair values.

Employee Stock-Based Compensation

Compensation expense is recognized for performance-based stock awards if management deems it probable that the performance conditions are or will be met.  Determining the amount of stock-based compensation expense requires us to develop estimates that are used in calculating the fair value of stock-based compensation, and also requires us to make estimates of assumptions including expected stock price volatility which is derived based upon our historical stock prices.

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic 805 “Business Combinations”.  This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination.  For the nine months ending September 30, 2010, the Company did not enter into any business combinations.

The Company complies with the accounting guidance related to consolidation of variable interest entities (“VIEs”) that requires a reporting entity determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009.  The Company did not have any VIEs that required consolidation in these financial statements.

Subsequent Events

Events occurring after September 30, 2010 were evaluated as of November 15, 2010, the date this Quarterly Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

In January 2010, the Financial Accounting Standards Board issued ASU 2010-03 to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas Topic of the Accounting Standards Codification with the requirements in the SEC's final rule, Modernization of the Oil and Gas Reporting Requirements. We implemented ASU 2010-03 as of December 31, 2009.  Key items in the new rules include changes to the pricing used to estimate reserves and calculate the full cost ceiling limitation, whereby a 12-month average price is used rather than a single day spot price, the use of new technology for determining reserves, the ability to include nontraditional resources in reserves and the ability to disclose probable and possible reserves.  Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial position, cash flows and results of operations.

Reclassifications

The company reclassified its accrued property tax liability as of December 31, 2009, which was previously included in accounts payable, to conform to the current presentation.  The Company also reclassified its restricted cash as of December 31, 2009, which was previously included in cash and cash equivalents. The reclassifications had no effect on the Company’s financial condition, results of operation, or cash flows.

NOTE 2. INCOME TAXES

Deferred income taxes arise from temporary differences in recognition of certain revenues and expenses between financial statement and income tax basis of accounting, and also net operating loss carry-forwards and other tax credit carry-forwards

At September 30, 2010, the Company had a federal net operating loss carry-forward of approximately $1,905,000.  A deferred tax asset of approximately $380,000 has been partially offset by a valuation allowance of approximately $205,000 due to federal net operating loss carry-back and carry-forward limitations.

At September 30, 2010, the Company also had approximately $175,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

Management evaluated the Company’s tax positions under FASB ASC No. 740 Uncertain Tax Positions, and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2007.

NOTE 3. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock ("Series B"). Each Series B share is convertible into 166.667 shares of the Company's common stock upon election by the shareholder of the Series B Share, with dates and terms set by the Board. No shares of Series B preferred stock are outstanding.

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 65,680,030 shares issued and outstanding as of September 30, 2010.

Stock based Compensation

For the nine months ending September 30, 2010, the company recognized $2,750 in stock-based compensation expense related to stock issued to key employees for employment services performed.

For the nine months ending September 30, 2010. The company recognized $82,776 in professional fees expense related to stock issued to unrelated parties for business development services performed.

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under FASB ASC Topic 505 “Equity-Based Payments to Non-Employees”, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During all quarters for the year ended December 31, 2009, no options were issued, exercised or cancelled.  For the quarter ending September 30, 2010, no options were issued, exercised or cancelled.

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share.  In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share.  In June 2010, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 168,000 shares of common stock at an exercise price of $.0125 per share.

Employee Stock Options

The Company accounts for employee stock options under FASB ASC Topic 718 “Compensation-Stock Compensation”. The Company issued no employee stock options and had none outstanding as of the close of the year ending December 31, 2009. There were no stock options issued for the quarters ending through September 30, 2010.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at September 30, 2010 is as follows:

	Balance			Balance
	December 31,			September 30,
	2009	Additions	Deletions	2010
Auto/Transportation Equipment	$202,723	$-	$3,705	$199,018
Buildings & Improvements	125,280	-	-	125,280
Leases & Lease Equipment	1,570,584	176,413	-	1,746,997
Furniture, Fixtures & Office Equipment	9,350	-	-	9,350
Machinery & Equipment	458,465	-	3,337	455,128
	$2,366,402	$176,413	$7,042	$2,535,773

Less: Accumulated Depreciation and Amortization	$521,410	200,429	2,050	$719,789
	$1,844,992			$1,815,984

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

NOTE 6. LONG-TERM DEBT

The Company had no long-term debt at September 30, 2010.

At September 30, 2010, the Company has an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by certain bank deposits totaling $250,000.  The Company has  recognized approximately $4,000 in amortization expense related to bank fees associated with this letter of credit in the nine months ending September 30, 2010, and currently has approximately $4,000 in unamortized bank fees as of September 30, 2010.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board.  The Company has paid $72,000 for those services during the nine months ending September 30, 2010.  The Company has paid directors fees to a company owned by the chairman of the board in the amount of $9,000, and to two other directors in the amounts of $9,000 each, during the nine months ending September 30, 2010.

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

BACKGROUND

The Company is an independent oil and gas exploration and development company focused on building and revitalizing our oil and gas properties located in the State of Texas. The Company is organized as a producing oil and gas company and licensed as an operator by the Texas Railroad Commission. We are in the business of acquisition, exploration, and development of oil and natural gas properties

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of November 15, 2010, there were 65,680,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010

In the three month period ended September 30, 2010, we produced and sold 2.489 net barrels of oil and 2.976 mcf of gas, attributable to our net revenue interest in our producing properties, while generating net revenues of $203,522, as compared with 2.644 net barrels of oil and 3,853 net mcf of gas, generating net revenues of $192,532, in the comparable period of 2009. At September 30, 2010, we had approximately 72 producing oil wells and 2 producing gas wells, with additional “associated” gas coming from some oil wells.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Nine Months Ended September 30, 2010

In the nine month period ended September 30, 2010, we produced and sold 7,156 net barrels of oil and 7,909 mcf of gas, attributable to our net revenue interest in our producing properties, while generating net revenues of $591,526, as compared with 8,193 net barrels of oil and 10,847 net mcf of gas, generating net revenues of $484,737, in the comparable period of 2009. At September 30, 2010, we had approximately 72 producing oil wells and 2 producing gas wells, with additional “associated” gas coming from some oil wells.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 140 wells, of which 23 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of September 30, 2010, approximately 72 oil wells were actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,510 acres of production rights on six leases, which includes 500 acres of undeveloped acreage in Gray county, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas

In May 2010, the Company acquired 16 wells in Hutchinson County, Texas, approximately 15 miles from its main operation in Gray County, Texas, for a purchase price of $150,000, paid in cash.  There are 15 potential producing wells and 1 water disposal well.  The acquired property also contains a gas gathering system not currently in production. The company has started using its own workover rigs, related equipment and personnel to restore most of the newly acquired wells and gas system and expects to fund the restoration plan through existing capital and future production from this field.  In the quarter ending September 2010, the company brought 4 of the newly acquired wells into production, which produced 330 bbls of oil generating approximately $23,000 of gross revenues.  The company capitalized approximately $16,000 in restoration costs related to these wells for the quarter ending September 30, 2010.

Our other near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase by remedial repairs that improve and prolong the production life of existing wells.  The Company also intends to review several of leases for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is approximately 500 acres of undeveloped leased property that needs to be reviewed and studied for the possibility of drilling for new production.

The following table shows the approximate volumes and average sales and prices for oil and gas we produced in the nine months ended September 30, 2010, as compared with sales and price information for the comparable period in 2009:

	Nine Months Ended
	September 30, 2010	September 30, 2009
Oil and Gas Sales(1)
Oil Sales(Bbl)	7,156	8,193
Natural Gas Sales (Mcf)	7,909	10,847

Average Sales Price:
Oil, per Bbl:	$73.51	$51.80
Gas, per MMCF:	$8.78	$5.56

(1)	Sales of oil and gas are those attributable to our respective net revenue interests in our producing properties, and do not take account of severance taxes or other operating expenses.

The decreases in production volumes for the nine months ending September 30, 2010 compared to the nine months ending September 30, 2009 were primarily due to disruptions in production due to severe winter weather experienced in early 2010 in the Texas Panhandle region.  The Company also experienced a short disruption with producing wells due to a tornado in the summer of  2010 which temporarily damaged certain electrical power lines to the wells.  These production disruptions were temporary in nature and have been resolved as of September 30, 2010.  There is no assurance that management will be able to continue to increase production, or to maintain current production levels.

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

LIQUIDITY & CAPTIAL RESOURCES

As of September 30, 2010 the Company had $701,307 of cash on hand.   We have a retained earnings deficit of $724,011 and have a stockholders' equity balance of $2,735,351 at September 30, 2010.  The Company’s decrease in cash on hand from December 31, 2009 of approximately $450,000 is primarily due to operating losses and the capital expenditure of approximately $175,000 related to the new property acquisition in Hutchinson county, which was finalized in May 2010.  The Company expects the increased production revenues from its current and ongoing restoration of the newly acquired properties to substantially improve future operating results and stabilize its future net cash flows from operations.  The Company plans to fund additional restoration expenditures from current and future revenues.  We continue to explore future property acquisitions similar to this acquisition.  The Company does not currently have any debt financing for its assets or operations and does not currently have any plans for any debt financing in the near future.

CONTRACTUAL OBLIGATIONS

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with PK Advisors, LLC (“PK”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice.  In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 40,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to PK.  Additional cash consideration would be payable to PK for any future investment transactions for which PK provides assistance. The Company recorded professional fees expense of $6,600 related to this agreement in the quarter ending September 30, 2010.  The Company did not issue any of these warrants to PK during the three months ended September 30, 2010; instead the Company anticipates issuing these warrants during the quarter ending December 31, 2010 (in addition to the warrants that the Company is otherwise obligated to issue during such quarter).

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with Equity Source Partners, LLC (“ESP”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 30,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to ESP.  Additional cash consideration would be payable to ESP for any future investment transactions for which ESP provides assistance. The Company recorded professional fees expense of $4,950 related to this agreement in the quarter ending September 30, 2010.  The Company did not issue any of these warrants to ESP during the three months ended September 30, 2010; instead the Company anticipates issuing these warrants during the quarter ending December 31, 2010 (in addition to the warrants that the Company is otherwise obligated to issue during such quarter).

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

Natural Gas and Oil Properties

In January 2010, the Financial Accounting Standards Board issued ASU 2010-03 to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas Topic of the Accounting Standards Codification with the requirements in the SEC's final rule, Modernization of the Oil and Gas Reporting Requirements. We implemented ASU 2010-03 as of December 31, 2009.  Key items in the new rules include changes to the pricing used to estimate reserves and calculate the full cost ceiling limitation, whereby a 12-month average price is used rather than a single day spot price, the use of new technology for determining reserves, the ability to include nontraditional resources in reserves and the ability to disclose probable and possible reserves.  Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

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

Income Taxes

As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which Chancellor operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as derivative instruments, depreciation, depletion and amortization, and certain accrued liabilities for tax and accounting purposes. These differences and our net operating loss carry-forwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent Chancellor establishes a valuation allowance or increases or decreases this allowance in a period, we must include an expense or reduction of expense within the tax provision in the consolidated statement of operations.

Under accounting guidance for income taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

▪	taxable income projections in future years;

▪	whether the carry-forward period is so brief that it would limit realization of tax benefit;

▪	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and

▪	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, the Company had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so.

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

Commodity Price Risk – We are exposed to market risks related to price volatility of crude oil and natural gas. The prices of crude oil and natural gas affect our revenues, since sales of crude oil and natural gas comprise all of the components of our revenues.  Because we are currently operating our wells at their maximum (or near maximum) levels of production, a decline in crude oil and natural gas prices will likely reduce our revenues unless we implement offsetting production increases through further acquisitions or through additional exploration and development activities.  However, there can be no assurance we will be able to implement offsetting production increases. We are currently pursuing the ability to increase production capacity in the near future with our new property acquisition in Hutchinson county, which was finalized in May 2010. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. We do not use derivative commodity instruments for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-Q.  This officer has, as of the close of the period covered by this Quarterly Report on Form 10-Q, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, this officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely discussions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no changes to the Company's internal controls in this period identified in connection with this evaluation that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Principal Total Offering Price/
Date	Title and Amount (1)	Purchaser	Consideration

September 7, 2010	90,000 shares of common stock.	Advisor	$0	(1)
September 7, 2010	120,000 shares of common stock.	Advisor	$0	(1)
September 7, 2010	100,000 shares of common stock.	Advisor	$0	(2)
September 7, 2010	100,000 shares of common stock.	Advisor	$0	(3)
September 7, 2010	50,000 shares of common stock.	Advisor	$0	(4)
September 7, 2010	75,000 shares of common stock.	Advisor	$0	(5)
September 7, 2010	20,000 shares of common stock.	Employee	$0	(6)
September 7, 2010	30,000 shares of common stock.	Employee	$0	(6)
(1)
Securities issued in consideration for advisory services.  See the disclosure provided in ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTRACTUAL OBLIGATIONS for a description of these services. The Company recorded professional fees expense of $11,550 related to the issuance of these securities in the quarter ending September 30, 2010.

(2)	Securities issued in consideration for advisory services. The Company recorded professional fees expense of $5,500 related to the issuance of these securities in the quarter ending September 30, 2010.
(3)	Securities issued in consideration for advisory services. The Company recorded professional fees expense of $5,500 related to the issuance of these securities in the quarter ending September 30, 2010.
(4)	Securities issued in consideration for advisory services. The Company recorded professional fees expense of $2,750 related to the issuance of these securities in the quarter ending September 30, 2010.
(5)	Securities issued in consideration for advisory services. The Company recorded professional fees expense of $4,125 related to the issuance of these securities in the quarter ending September 30, 2010.
(6)
Securities issued as compensation for employment services.  The Company recorded stock compensation expense of $2,750 related to the issuance of these securities in the quarter ending September 30, 2010.

The Company did not engage an underwriter with respect to any of the issuances of securities described in the foregoing table, and none of these issuances gave rise to any underwriting discount or commission.

All of the issuances described above are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 505 promulgated thereunder.  Alternatively, none of the issuances described above constituted a “public offering” of securities under Section 4(2) of the Securities Act, and, accordingly, all of such issuances are exempt from registration under the Securities Act.

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

3.4	By-Laws (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000.

4.1	Form of warrant issuable to PK and ESP.

10.1
Purchase Agreement by and between Charlie Heater, d/b/a H 5 Producers, a sole proprietorship, and Gryphon Production Co., LLC, dated as of May 6, 2010 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2010).

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chancellor Group, Inc.
(Registrant)

By:	/s/ Maxwell Grant
Chief Executive Officer and
Principal Financial Officer

Dated: November 15, 2010

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

3.4	By-Laws (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000.

4.1	Form of warrant issuable to PK and ESP.

10.1
Purchase Agreement by and between Charlie Heater, d/b/a H 5 Producers, a sole proprietorship, and Gryphon Production Co., LLC, dated as of May 6, 2010 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2010).

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.