Form 10-K
period 2010-12-31
CHANCELLOR GROUP INC/
filed 2011-03-28
CIK 894544

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,254,752.

Number of shares of Common Stock outstanding as of March 25, 2011: 66,640,030
Documents incorporated by reference:  None

PART I
Item 1. Business.

Chancellor Group, Inc., a Nevada corporation (“we”, “us”, “Chancellor” or the “Company”), was organized under the laws of the state of Utah in 1986 and subsequently reorganized under the laws of the state of  Nevada in 1993. We are an independent oil and gas exploration and development company focused on building and revitalizing our oil and gas properties located in the State of Texas. The Company is organized as a producing oil and gas company and licensed as an operator by the Texas Railroad Commission. We are in the business of acquisition, exploration, and development of oil and natural gas properties. Our common stock is quoted on the Over-The-Counter Bulletin Board market and trades under the symbol CHAG.OB.  As of December 31, 2010, there were 66,640,030 shares of our common stock issued and outstanding.

Business Developments

On October 30, 2007, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court, Northern District of Texas. We operated the Company in the bankruptcy proceeding until August 15, 2008, when the Court issued an order dismissing the bankruptcy cases of the Company and its two operating subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC. In April 2007 we commenced operations with what were 84 actually producing wells in Gray and Carson counties, Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP (“Legacy”) for the sale of our oil and gas wells in Carson county, Texas, representing approximately 84% of our oil and gas production to Legacy, for a purchase price of $13,250,000. At the August 29, 2008 closing under this Agreement with Legacy, all of the debt held by our lenders, plus accrued interest thereon to the date of closing, was paid in full, resulting in net cash generated from the sale of these properties of $4,320,000. The Company has continued its operational and restoration programs and the production capacity from our current 67 actively producing wells in Gray and Hutchinson counties as of December 31, 2010, estimated to be approximately 35 bopd and 30 mcfd gas.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Recent Developments

On May 27, 2010, the Company completed the purchase of certain assets from Charlie Heater, d/b/a H 5 Producers, a sole proprietorship (“Seller”), pursuant to the Purchase Agreement between the Company and Seller effective as of May 1, 2010 (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company purchased all of the oil, gas and casinghead gas leasehold estates of Seller located in Hutchinson County, Texas, and all or substantially all of the equipment, structures and personal property located upon the land subject to such leasehold estates and used in connection with Seller’s oil and gas operations. The purchase price of the transaction was $150,000 in cash. In addition, the Company agreed to pay Seller for 97.44 total barrels of crude petroleum, less production taxes, at the then-posted price in the Texas Panhandle, such payment to be made by the Company from proceeds received by the Company from its sale of the first load of oil from the purchased leasehold estates.

On November 27, 2010, the Company entered into a Heads of Agreement (the "Agreement") with Munda We Gold (Private) Limited, a private limited Zimbabwean corporation ("Munda We"). Pursuant to the Agreement, the Company will form a new wholly-owned subsidiary (the "Exploration Sub"), in which Munda We will own a minority interest, to engage in the exploration and mining of gold in Zimbabwe. The Agreement provides for a 90 day diligence period (which may be extended for an additional 60 days by the Company at the Company's sole discretion), during which time the Company has the option to transfer the shares of the Exploration Sub held by the Company to Munda We. The Company is responsible for funding the operations of the Exploration Sub through monthly payments of $50,000 (unless the Company extends the diligence period, in which case the Company will provide the Company with $25,000 per month during each month of the extended diligence period). In the event that the Company elects to transfer the shares of the Exploration Sub owned by the Company to Munda We during the diligence period, the Exploration Sub shall reimburse the Company for the amounts contributed to the Exploration Sub by the Company, with such reimbursement obligation becoming effective at the time the Exploration Sub realizes positive cash flows. In exchange for the Company performing its obligations under the Agreement, Munda We will provide the Exploration Sub with the services of personnel experienced in the gold exploration and mining industry in Zimbabwe.  This agreement was cancelled on March 23, 2011.

Description of Properties

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 138 wells, of which 29 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of December 31, 2010, approximately 67 oil wells and 2 gas wells located in Gray and Hutchinson counties in the Texas panhandle are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,830 gross and net acres of production rights on six leases, which includes 4,300 acres of developed acreage and 500 acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil and approximately 200 acres of which are on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase through remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production in earlier years due to extremely low oil and gas prices, and bring oil and gas from these wells into the market.  Several of the leases need to be studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There are also approximately 500 acres of undeveloped leased property in Gray county that need to be reviewed and studied for the possibility of drilling for new production.

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

It is uncertain what structural changes in the industry (mining for oil and gas) may need to be modified due to political changes in the national government, availability of financing, and concerns created by expectations that evolve around the concepts of carbon credits.  In general it is a buyer’s market if financing is available.  The Company does not anticipate any severe effects upon its structure in the short-term due to any of the above-mentioned concerns because of the size and nature of the Company’s operations.

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

The Company did not incur any material environmental costs in 2010, nor has the Company been notified of any material environmental obligations from any governmental authorities.

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

Employees

As of December 31, 2010, we had 10 full-time employees, all of which are located at our headquarters in Pampa, Texas.

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

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies remain in an economic downturn which could last well into 2011 and beyond. The current economic environment may lead to significant fluctuations in demand and pricing for our crude oil and natural gas production, such as the decline in commodity prices which occurred during 2008 and into 2009. If commodity prices continue to fluctuate it could significantly impact our overall financial performance.

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

Our exploratory and development drilling success depends, in part, on our ability to attract and retain experienced professional personnel. The loss of any key executives or other key personnel could have a material adverse effect on our operations. In particular, the loss of the services of our President, Maxwell Grant, could adversely affect our business, revenues and results of operations. As we continue to grow our asset base and the scope of our operations, our future profitability will depend on our ability to attract and retain qualified personnel, particularly individuals with a strong background in geology, geophysics, engineering and operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Description of Properties

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 138 wells, of which 29 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of December 31, 2010, approximately 67 oil wells and 2 gas wells located in Gray and Hutchinson counties in the Texas panhandle are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,830 gross and net acres of production rights on six leases, which includes 4,300 acres of developed acreage and 500 acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil and approximately 200 acres of which are on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

Our near-term plans include continued maintenance of existing wells, our primary focus being to operate our properties and to enhance production by ongoing treatment.  Additionally, production is expected to increase through remedial repairs that improve and prolong the production life of existing wells.  The Company also has plans to reenter certain abandoned wells, which were taken out of production in earlier years due to extremely low oil and gas prices, and bring oil and gas from these wells into the market.  Several of the leases need to be studied and reviewed for the possibility of drilling the wells deeper to reach additional producing strata.  Feasibility studies are planned to consider drilling replacement wells in the locations of wells that were previously plugged and abandoned due to either low prices or integrity issues with the well bore casing.  There is also approximately 500 acres of undeveloped leased property in Gray county that need to be reviewed and studied for the possibility of drilling for new production.

Proved Reserves

The following historical estimates of net proved oil and natural gas reserves are based on reserve reports as of December 31, 2010 and December 31, 2009, both of which were prepared by independent petroleum engineers.  The reserve report as of December 31, 2010 and 2009 were based on the average price during the 12-month period ended December 31, 2010 and 2009, respectively, using the first-day-of-the-month price for each month.

The Company maintains internal controls to ensure the reliability of reserve estimations, including:

•	Engaging an independent third-party reservoir engineering and geo-science professional firm to prepare all of our estimated proved reserves, and
•	Senior management reviewing all reserve studies annually to verify that accurate production and cost variables are used by the third-party engineering firm.

GSM, INC., a registered petroleum engineering firm located in Amarillo, Texas, prepared reports of estimated proved reserves of oil and natural gas for our net interest in certain oil and natural gas properties comprising 100% of our estimated proved reserves (by volume) at year-end.  A copy of the report issued by GSM, Inc. is filed with this Annual Report on Form 10-K as Exhibit 99.1.  The qualifications of the technical person of this firm primarily responsible for overseeing his firm’s preparation of the Company’s reserve estimates is set forth below:

•	Over 40 years of practical experience in petroleum engineering, with primarily all of this experience being in the estimation and evaluation of reserves,
•	A registered professional engineer in the state of Texas,
•	Bachelor of Science Degree in Petroleum Engineering,
•	Bachelor of Science Degree in Geology,
•	Master of Science Degree in Geology.

A summary of our proved oil and natural gas reserves, all of which are located in Gray and Hutchinson counties, Texas, is presented below:
	December 31,
Estimated Proved Reserves	2010	2009
Developed
Oil, (Bbl)	232,954	147,761
Natural gas (Mcf)	482,730	244,725
Undeveloped
Oil, (Bbl)	-	-
Natural gas (Mcf)	-	-

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

The table below represents the Company’s estimate of proved oil and natural gas reserves attributable to the Company’s net interest in oil and gas properties, all of which are located in Gray and Hutchinson counties in the Texas panhandle, based upon the evaluation by the Company and its independent petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. The Company does not have any proved undeveloped reserves and there were no material changes in the Company’s undeveloped reserves during the fiscal years ending December 31, 2010, and 2009.  Estimates of all of the Company’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC. Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

Proved Developed	Net Oil Reserves (Barrels)	Net Gas Reserves (Mcf)	Total Future Net Revenue	Total Future Projected Cost	Total Future Severance & Ad Valorem Taxes	Future Net cash flow	Discounted Per Annum as 10%
2010
Producing	232,954	482,730	$21,290,293	$7,129,897	$1,936,790	$12,223,607	$4,900,562

2009
Producing	147,761	244,725	$10,093,399	$5,141,946	$915,463	$4,035,990	$2,053,848

The Company did not drill any wells or conduct any exploratory activities (including any implementation of mining methods) during the fiscal years ended December 31, 2010, 2009 or 2008, although the Company did deepen one of its existing wells during the fiscal year ended December 31, 2009 (which did not result in any incremental increase in production).  However, the Company did capitalize $48,560 and $184,265 of development costs related to remedial and restoration work to its existing proved developed properties for the fiscal years ended December 31, 2010 and 2009, respectively.

As of March 25, 2011, the Company was not in the process of drilling any wells, installing any waterfloods or undertaking any pressure maintenance operations or other related activities of material importance.

As of March 25, 2011, the Company owned an interest in approximately 138 gross wells and 138 net wells and production rights on approximately 4,830 gross acres and 4,830 net acres.  Such wells and acreage are located within Gray and Hutchinson counties in the Texas panhandle.  Of this acreage, approximately 500 gross acres and 500 net acres are undeveloped, all of which are located in the brown dolomite and/or granite wash formations in Gray County, Texas. There is no minimum remaining term of leases on this undeveloped acreage as all acreage is currently held by production or some other savings clause contained in the respective lease document.

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

•
pricing is applied based upon 12-month average market prices at December 31, 2010 and December 31, 2009. The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2010	2009
Oil (per barrel)	$75.73	$57.24
Natural gas (per Mcf)	$7.56	$6.68

•	future development and production costs are determined based upon actual cost at year-end;

•	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

•	a discount factor of 10% per year is applied annually to the future net cash flows.

Production and Price History
	For Year Ended December 31,
	2010	2009	2008*
Production:
Oil Sales (Bbl)	9,854	11,600	24,114
Natural Gas Sales (Mcf)	10,199	14,612	48,759
Average Sales Price:
Oil, per Bbl	$75.64	$52.21	$82.92
Gas, per MMCF	$9.06	$6.10	$7.22
Expenses per Bble:
Lease Operating Expenses	$23.51	$21.58	$40.39
Production Taxes	$3.54	$2.59	$3.34

* On July 22, 2008, effective as of June 1, 2008, the Company sold oil and gas wells representing for approximately 84% of our oil and gas production to Legacy Reserves Operating LP (“Legacy”).

Item 3. Legal Proceedings.

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

 (a) Principal Market or Markets: The Company's common stock trades under the symbol CHAG.OB on the OTC Bulletin Board.

High and low bids for the Company's common stock on the OTC Bulletin Board for the previous eight quarters are shown below.

Class	Quarter Ended	High*	Low*

Common	Mar. 31, 2010	0.09	0.05
Common	June 30, 2010	0.08	0.04
Common	Sept. 30, 2010	0.11	0.04
Common	Dec. 31, 2010	0.11	0.03

Common	Mar. 31, 2009	0.12	0.01
Common	June 30, 2009	0.05	0.02
Common	Sept. 30, 2009	0.07	0.02
Common	Dec. 31, 2009	0.08	0.03

*Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) Common Stock: On December 31, 2010, there were 66,640,030 shares of common stock issued and outstanding, which were held by more than 400 stockholders of record excluding individuals holding securities in street name.  Our common shares are issued in registered form. Quicksilver Stock Transfer LLC, 6623 South Las Vegas Blvd, Suite 255, Las Vegas, NV  89119(Telephone 702.629.1883),  is the registrar and transfer agent for our common shares. The total number of shares outstanding stated in the Quicksilver Stock Transfer list does not include 750,000 shares authorized for issuance, but not issued to a private investor pursuant to a private placement subscription and stock purchase agreement and 210,000 shares authorized for issuance, but not issued pursuant to consulting agreements representing a total of authorized shares of 66,640,030.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

(c) Preferred Stock: The Company at December 31, 2010 had no preferred shares issued and outstanding.

(d) Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

	Principal Total Offering Price/
Date	Title and Amount (1)	Purchaser	Consideration

February 1, 2011	90,000 shares of common stock.	Advisor	$0	(1)
February 1, 2011	120,000 shares of common stock.	Advisor	$0	(1)
February 1, 2011	750,000 shares of common stock.	Investor	$48,750
(1)
Securities issued in consideration for advisory services.  See the disclosure provided in ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTRACTUAL OBLIGATIONS for a description of these services. The Company recorded professional fees expense of $16,800 related to the issuance of these securities in the quarter ending December 31, 2010.

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

BACKGROUND

In April 2007 we commenced operations with what were 84 actually producing wells in Gray and Carson counties, Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP (“Legacy”) for the sale of our oil and gas wells in Carson county, Texas, representing for approximately 84% of our oil and gas production to Legacy for a purchase price of $13,250,000. At the August 29, 2008 closing under this Agreement with Legacy, all of the debt held by our lenders, plus accrued interest thereon to the date of closing, was paid in full, resulting in net cash generated from the sale of these properties of $4,320,000. The Company has continued its operational and restoration programs and the production capacity from our current 67 actively producing wells in Gray and Hutchinson counties as of December 31, 2010 is estimated to be approximately 35 bopd and 30 mcfd gas.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB.  As of March 25, 2011, there were 66,640,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

Production:  During 2010, we produced and sold 9,854 barrels of oil and produced and sold 10,199 mcf of gas, generating $834,084 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 11,600 barrels of oil and 14,612 mcf of gas, generating $694,667 in gross revenues net of royalties paid during 2009.    We had 67 wells actually producing oil and 2 producing gas at December 31, 2010 and had 67 wells actually producing oil and 2 producing gas at December 31, 2009.  Effective June 1, 2008, we sold producing properties with 173 producing wells to Legacy.  The terms of our original loan agreement for the initial acquisition of our oil and gas properties in 2007 required us to hedge our initial oil production; for which we purchased two 1,000 barrel hedge contracts covering the first 24 months of expected production at a cost of $88,900.  We realized $0 and $71,160 during 2010 and 2009, respectively, in net hedge income (loss) from those hedge contracts.

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 138 wells, of which 29 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of December 31, 2010, approximately 67 wells were actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.  In addition, we own approximately 4,830 gross and net acres of production rights on six leases, which includes 500 gross and net acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease.  The six leases have production rights for oil, casing-head gas and natural gas.

The following table summarizes our production volumes and average sales prices for the years ended December 31:

	2010	2009
Oil and Gas Sales:
Oil Sales (Bbl)	9,854	11,600
Natural Gas Sales (Mcf)	10,199	14,612

Average Sales Price:
Oil, per Bbl	$75.64	$52.21
Gas, per McF	$9.06	$6.10

The decrease in net sales of both oil and natural gas during the year ended December 31, 2010 (as compared to the year ended December 31, 2009) resulted in part from the inclement weather that affected our operations during the first quarter of our 2010 fiscal year.  This inclement weather affected both the ability of our customers to pick up purchased oil and natural gas and the ability of our employees to service our wells.  In addition, during our 2010 fiscal year we substantially reduced the number of our employees, which reduction affected our ability to service and maintain our wells (and consequently affected the number of our wells producing at any given time).  The reduction in our production was offset in part by the increased production resulting from our acquisition of 15 oil wells in Hutchinson County, as described above, and management believes that the wells acquired in this transaction will continue to increase our production and reserves in our 2011 fiscal year.

 Depreciation and Amortization:  Expense recognized for depreciation and amortization of property and equipment increased $4,358, or approximately 2% in 2010 from 2009.  This increase was primarily attributable to the additional depreciation related to the oil and gas properties and equipment acquired from Charlie Heater, d/b/a H 5 Producers, a sole proprietorship, effective as of May 1, 2010.

General and Administrative Expenses:  During 2010, our general and administrative expenses increased $26,965, or approximately 5% in 2010 from 2009.  Significant components of these expenses include salaries, professional fees, and insurance.  Salaries (included in both administrative expenses and operating costs) decreased approximately 24% during 2010, primarily the result of staff reductions in May 2009.  Professional fees increased approximately 54% during 2010, primarily the result of increased consultation costs with third parties.  Insurance increased approximately 11% during 2010.

Overall: The majority of the past two years we have continued with the ongoing production, maintenance and enhancements of our 63 currently producing wells in Gray county, as well as bringing into production our 4 new wells in Hutchinson county during the third quarter of 2010.  As a result of these efforts, along with continued increases in oil prices during most of 2010, our gross revenues increased by approximately $139,000, or 20% during 2010.  At the same time we were also able to reduce our direct lease and operating costs by approximately $143,000, or 13% during 2010.  However, with our administrative expenses and depreciation remaining stable, we again reported a net loss of $943,233 during 2010, compared to a net loss of $915,784 reported for 2009.  Management anticipates that both oil and gas production volumes and prices will continue to increase during 2011, as well as continuing to look for opportunities to reduce general and administrative expenses, in an effort to continue to improve profitability of the Company.

Liquidity and Capital Resources

Overview:  The following table highlights certain information relation to our liquidity and capital resources at December 31:
	2010	2009

Working Capital	$774,409	$1,539,675
Current Assets	$922,630	$1,583,344
Current Liabilities	$148,221	$43,669
Stockholders’ Equity	$2,595,703	$3,387,861

Our working capital at December 31, 2010 decreased by $765,266, or approximately 50%, from December 31, 2009.  Current assets decreased by $660,714 or approximately 42%, while current liabilities increased $104,552, or approximately 240%.  Decrease in current assets were attributable to several factors, including a decrease in cash in bank, prepaid insurance and federal income taxes receivable.   Revenue receivable increased by $16,709, or approximately 23%, which was a result of both increased production volumes and higher average prices during 2010, as described earlier in our results from operations.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders.  As of December 31, 2010 the Company had $810,098 of cash on hand, which includes restricted cash of $250,000 held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.  Other than financing continuing operations, additional capital would be necessary should we decide to further expand our operations or pursue acquisitions of additional property or significant production equipment.

Cash Flow:  Net cash used during 2010 was $594,597, compared to net cash used of $1,126,830 during 2009.  The most significant factors causing the decrease in net cash flow during 2010 were capital expenditures acquired of $209,001 and our net loss of $943,233.

Cash used for operations decreased by $550,301, or approximately 59% during 2010, compared to 2009.  This decrease primarily reflects increases in accounts payable and accrued expenses, changes in deferred income tax benefits and certain other changes in other current assets.

Cash used for investing activities increased by $66,818, or approximately 35% during 2010, compared to 2009, primarily due to the two investments made by the Company during 2010.  The first was a $150,000 investment in the oil and gas properties and equipment acquired from Charlie Heater, d/b/a H 5 Producers, a sole proprietorship, effective as of May 1, 2010.  The second was a $50,000 investment in the unconsolidated subsidiary under the agreement with Munda We Gold (Private) Limited, a private limited Zimbabwean corporation, effective November 27, 2010.

Cash provided by financing activities increased by $48,750, or approximately 100% during 2010, compared to 2009, the result of net cash proceeds received during December 2010 from the sale of 750,000 shares of our common stock.

Equity Financing:  As of December 31, 2010, our stockholders have contributed $3,524,913 in equity financing.  We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with PK Advisors, LLC (“PK”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice.  In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 40,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to PK.  Additional cash consideration would be payable to PK for any future investment transactions for which PK provides assistance. The Company recorded professional fees expense of $9,600 related to this agreement in the quarter ending December 31, 2010.  The Company issued the stock certificates and warrants to PK for the last three months of 2010 in February 2011.

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with Equity Source Partners, LLC (“ESP”) in connection with the Company’s interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 30,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to ESP.  Additional cash consideration would be payable to ESP for any future investment transactions for which ESP provides assistance. The Company recorded professional fees expense of $7,200 related to this agreement in the quarter ending December 31, 2010.  The Company issued the stock certificates and warrants to ESP for the last three months of 2010 in February 2011.

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

Natural Gas and Oil Properties

In January 2010, the Financial Accounting Standards Board issued ASU 2010-03 to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas Topic of the Accounting Standards Codification with the requirements in the SEC’s final rule, “Modernization of the Oil and Gas Reporting Requirements”. We implemented ASU 2010-03 as of December 31, 2009.  Key items in the new rules include changes to the pricing used to estimate reserves and calculate the full cost ceiling limitation, whereby a 12-month average price is used rather than a single day spot price, the use of new technology for determining reserves, the ability to include nontraditional resources in reserves and the ability to disclose probable and possible reserves.  Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

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

As of December 31, 2009, we had proved reserves of 1.131 bcfe at 2009 12-month average prices of $6.68 per mcf and $57.24 per barrel before price differential adjustments.  As of December 31, 2010, we had proved reserves of 1.888 bcfe at 2010 12-month average prices of $7.56 per mcf and $75.73 per barrel before price differential adjustments.  This increase in reserves is due primarily with the new property acquisition in Hutchinson county in 2010 along with increases in oil and gas prices.

Income Taxes

As part of the process of preparing the consolidated financial statements, we are required to estimate federal and state income taxes in each of the jurisdictions in which Chancellor operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as derivative instruments, depreciation, depletion and amortization, and certain accrued liabilities for tax and accounting purposes. These differences and our net operating loss carry-forwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent Chancellor establishes a valuation allowance or increases or decreases this allowance in a period, we must include an expense or reduction of expense within the tax provision in the consolidated statement of operations.

Under accounting guidance for income taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years;
•	whether the carry-forward period is so brief that it would limit realization of tax benefit;
•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and
•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of December 31, 2010, a deferred tax asset of $424,000 has been recognized but partially offset by a valuation allowance of approximately $246,000 due to federal NOL carry-back and carry-forward limitations

Off-Balance Sheet Arrangements:

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

Item 8. Financial Statements and Supplementary Data.

CHANCELLOR GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chancellor Group, Inc.

We have audited the accompanying balance sheets of Chancellor Group, Inc. as of December 31, 2009 and 2010, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. Chancellor Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Group, Inc. as of December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP
March 25, 2011

CHANCELLOR GROUP, INC.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash in Bank	$560,098	$1,154,695
Restricted Cash	250,000	250,000
Revenue Receivable	91,053	74,344
Prepaid Insurance	21,479	54,803
Federal Income Tax Receivable	-	49,502
Total Current Assets	922,630	1,583,344

Property and Equipment:
Leasehold Costs – Developed	1,773,749	1,570,584
Office Building & Equipment	134,630	134,630
Fleet – Road	178,929	202,723
Heavy Field Equipment & Tools	455,128	458,465
Accumulated Depreciation and Amortization	(773,487)	(521,410)
Total Property and Equipment	1,768,949	1,844,992

Other Assets:
Investment in Unconsolidated Subsidiary	50,000	-
Unamortized Letter of Credit	2,095	2,944
Deposits	250	250
Total Other Assets	52,345	3,194

Total Assets	$2,743,924	$3,431,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$88,415	$40,414
Accrued Expenses	59,806	3,255
Total Current Liabilities	148,221	43,669

Stockholders’ Equity
Series B Preferred Stock: $1,000 Par Value 250,000 shares authorized, none outstanding	-	-
Common Stock; $.001 par value, 250,000,000 shares authorized, 66,640,030 and 65,125,030 shares issued and outstanding, respectively	66,640	65,125
Paid-in Capital	3,458,273	3,308,713
Retained Earnings (Deficit)	(929,210)	14,023
Total Stockholders’ Equity	2,595,703	3,387,861
Total Liabilities and Stockholders’ Equity	$2,743,924	$3,431,530

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009
Sales – Net of Royalties Paid:
Oil	$745,288	$605,548
Natural Gas	88,796	89,119
Gross Revenue	834,084	694,667

Less:
Severance Taxes	40,950	36,383

Net Revenue	793,134	658,284

Operating Expenses:
Lease Operating Expenses	271,631	302,887
Other Operating Expenses	591,766	708,601
Administrative Expenses	598,375	571,410
Depreciation and Amortization	267,856	263,495
Total Operating Expenses	1,729,628	1,846,393

(Loss) From Operations	(936,494)	(1,188,109)

Other Income (Expense):
Interest Income	10,122	18,651
Other Income	-	23,905
(Loss) on Sales of Assets, net of selling costs	(7,755)	(6,557)
Hedge Income, net of amortization	-	71,160
Total Other Income	2,367	107,159

Financing Charges:
Interest Expense	776	375
Bank Fees Amortization	8,330	10,763
Total Financing Charges	9,106	11,138

(Loss) Before Provision for Income Taxes	(943,233)	(1,092,088)

Provision for Income Taxes (Benefit)	-	(176,304)

Net (Loss)	$(943,233)	$(915,784)

Net (Loss) per Share
(Basic and Fully Diluted)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	65,424,414	65,140,364

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statements of Stockholders’ Equity
For The Twenty Four Months Ended December 31, 2010

							Retained
	COMMON	STOCK	PERFERRED				Earnings/	Total
	Par Value	$.001	Series B	Paid in	TREASURY	TREASURY	(Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Shares	Amount	Deficit)	Equity
Balance at December 31, 2008	65,232,781	$65,233	$-	$3,229,905	(1,000,000)	$(36,500)	$929,807	$4,188,445

Compensatory Stock Issuances	(107,751)	(108)	-	78,808	-	-	-	78,700

Treasury Stock Acquired	-	-	-	-	1,000,000	36,500	-	36,500

Net (Loss) for the Year	-	-	-	-	-	-	(915,784)	(915,784)

Balance at December 31, 2009	65,125,030	$65,125	$-	$3,308,713	-	$-	$14,023	$3,387,861

Compensatory Stock Issuances	1,765,000	1,765	-	100,560	-	-	-	102,325

Stock issued for cash	750,000	750	-	48,000	-	-	-	48,750

Stock cancelled for no consideration	(1,000,000)	(1,000)	-	1,000	-	-	-	-

Net (Loss) for the Year	-	-	-	-	-	-	(943,233)	(943,233)

Balance at December 31, 2010	66,640,030	$66,640	$-	$3,458,273	-	$-	$(929,210)	$2,595,703

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows From Operating Activities:
Net (Loss)	$(943,233)	$(915,784)
Adjustments to Reconcile Net (Loss) to Net Cash (Used for) Operating Activities:
Depreciation and Amortization	267,856	263,495
Deferred Income Taxes (Benefit)	-	(176,304)
Non-Cash Stock Compensation	102,325	78,700
Loss on Sales of Assets	7,755	6,557
Decrease in Operating Assets	66,967	111,798
Increase (Decrease) in Operating Liabilities	111,984	(305,109)
Net Cash (Used for) Operating Activities	(386,346)	(936,647)

Cash Flows From Investing Activities:
Proceeds from Sales of Assets, Net of Selling Costs	2,000	28,000
Investment in Unconsolidated Subsidiary	(50,000)	-
Other Capital Expenditures	(209,001)	(218,183)
Net Cash (Used for) Investing Activities	(257,001)	(190,183)

Cash Flows From Financing Activities:
Issuance of Common Stock	48,750	-
Net Cash Provided by Financing Activities	48,750	-

Net (Decrease) in Cash	(594,597)	(1,126,830)

Cash at the Beginning of the Year	1,404,695	2,531,525

Cash at the End of the Year	$810,098	$1,404,695

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$777	$375
Income Taxes Paid	$-	$116,903

Non-Cash Investing and Financing Activities
Treasury Stock (Disbursed) in Exchange for Amount Due to Related Party	$-	$(36,500)

See Notes to Consolidated Financial Statements

CHANCELLOR GROUP, INC.
Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

Operations

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 138 wells in Gray and Hutchinson counties, Texas, of which 28 are water disposal wells and 2 are gas wells, although “associated” gas is also produced from some oil wells.  As of December 31, 2010, approximately 67 oil wells and 2 gas wells are actively producing.  We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,830 gross and net acres of production rights on six leases, which includes 500 gross and net acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil and approximately 200 acres of which is on the Worley Combs lease.  The six leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 9,854 barrels of oil and 10,199 mcf of gas in the year ended December 31, 2010. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

Products and Services, Geographic Areas and Major Customers

The Company plans to further develop its domestic oil and gas properties, located in Gray and Hutchinson counties in Texas, and possibly to acquire additional producing oil and gas properties. The Company’s major customers, to which the majority of its oil and gas production is sold, are Plains Marketing and DCP Midstream.

Net Loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Concentration of Credit Risk.

Some of the Company's operating cash balances are maintained in accounts that currently exceed federally insured limits.  The Company believes that the financial strength of depositing institutions mitigates the underlying risk of loss.  To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Restricted Cash

Included in restricted cash at December 31, 2010 are deposits totaling $250,000, which are held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

Accounts Receivable

The Company reviews accounts receivable periodically for collectibles, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  An allowance for doubtful accounts was not considered necessary or recorded at December 31, 2010, and 2009.

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

Long-Lived Assets

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges, under the guidance Topic 360 “Property, Plant and Equipment” in the Accounting Standards Codification (the “ASC”).  The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

Asset Retirement Obligations

The Company has not recorded an asset retirement obligation (ARO) in accordance with ASC 410.  Under ASC 410, a liability should be recorded for the fair value of an asset retirement obligation when there is a legal obligation associated with the retirement of a tangible long-lived asset, and the liability can be reasonably estimated.  The associated asset retirement costs should also be capitalized and recorded as part of the carrying amount of the related oil and gas properties.  Management believes that not recording an ARO liability and asset under ASC 410 is immaterial to the consolidated financial statements.

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

Fair Value Measurements and Disclosures

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 “Fair Value Measurements”.  There is no material impact on the 2010 and 2009 consolidated financial statements related to fair value measurements and disclosures.  Fair value measurements include the following levels:

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

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic 805 “Business Combinations”.  This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination.  The Company did not enter into any business combinations during 2010 and 2009

The Company complies with the accounting guidance related to consolidation of variable interest entities (“VIEs”) that requires a reporting entity to determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach, to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE.  The Company did not have any VIEs that required consolidation in these financial statements during 2010 and 2009.

Subsequent Events

Events occurring after December 31, 2010 were evaluated through the date this Annual Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-03 to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas Topic of the Accounting Standards Codification with the requirements in the SEC's final rule, “Modernization of the Oil and Gas Reporting Requirements.” We implemented ASU 2010-03 as of December 31, 2009.  Key items in the new rules include changes to the pricing used to estimate reserves and calculate the full cost ceiling limitation, whereby a 12-month average price is used rather than a single day spot price, the use of new technology for determining reserves, the ability to include nontraditional resources in reserves and the ability to disclose probable and possible reserves.  Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.
In January 2010, the FASB issued ASU 2010-6, "Improving Disclosures about Fair Value Measurements.". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the adoption of this update did not have a material effect on its financial position, cash flows and results of operations.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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

NOTE 2. INCOME TAXES

Deferred income taxes are recorded for temporary differences between financial statement and income tax basis. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax basis. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

At December 31, 2010, the Company has approximately $178,000 in long-term deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

At December 31, 2009, the Company had approximately $170,500 in long-term deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

During 2010, the Company incurred a federal net operating loss of approximately $980,000, which will be carried forward into future years to offset future Federal taxable income.   A long-term deferred tax asset of approximately $424,000 has been recognized but partially offset by a valuation allowance of approximately $246,000 due to federal NOL carry-back and carry-forward limitations.

Management evaluated the Company’s tax positions under FASB ASC No. 740 “Uncertain Tax Positions,” and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2007.

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

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 66,640,030  shares issued and outstanding as of December 31, 2010.

Stock based Compensation

During 2009, the Company recognized $30,000 in director’s fees expense related to stock issued to directors.

During 2009, the Company recognized $78,700 in professional and consulting fees expense related to stock issued

During 2010, the Company recognized $2,750 in stock-based compensation expense related to stock issued to key employees for employment services performed.

During 2010, the Company recognized $99,576 in professional fees expense related to stock issued to unrelated parties for business development services performed.

During 2010, the company issued 750,000 common shares for cash at $.065 per share.

During 2010, the Company cancelled 1,000,000 common shares for no consideration.

Non-employee Stock Options and Warrants

The Company accounts for non-employee stock options under FASB ASC Topic 505 “Equity-Based Payments to Non-Employees”, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During 2010 and 2009, no options were issued, exercised or cancelled.

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share.  In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share.  In June 2010, the Company issued additional warrants expiring June 30, 2015 to purchase an aggregate of 168,000 shares of common stock at an exercise price of $0.125 per share.

On December 31, 2010, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.025	2,000,000	4	$50,000
$0.020	4,000,000	4	$80,000
$0.125	500,000	3.5	$62,500
$0.125	168,000	4.5	$21,000
	6,668,000		$213,500	$0.032

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)
Outstanding at January 1, 2009	6,000,000	$0.022

Issued	500,000	0.125

Exercised	-	-

Expired/Cancelled	-	-
Outstanding at January 1, 2010	6,500,000	$0.044

Issued	168,000	0.125

Exercised	-	-

Expired/Cancelled	-	-

Outstanding at December 31, 2010	6,668,000	$0.032	4.0

Exercisable at December 31, 2010	6,668,000	$0.032	4.0

Employee Stock Options

The Company accounts for employee stock options under FASB ASC Topic 718 “Compensation-Stock Compensation”. The Company issued no employee stock options and had none outstanding as of the close of the year ending December 31, 2010. There were no stock options issued for the year ended December 31, 2009.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

	Balance			Balance
	December 31,			December 31,
	2009	Additions	Deletions	2010
Auto/Transportation Equipment	$202,723	$-	$23,794	$178,929
Buildings & Improvements	125,280	-	-	125,280
Leases & Lease Equipment	1,570,584	203,165	-	1,773,749
Furniture, Fixtures & Office Equipment	9,350	-	-	9,350
Machinery & Equipment	458,465	5,836	9,173	455,128
	$2,366,402	$209,001	$32,967	$2,542,436

Less: Accumulated Depreciation	521,410	252,077	-	773,487
	$1,844,992	$252,077	$-	$1,768,949

NOTE 5. LONG-TERM DEBT

The Company had no long-term debt as of  December 31, 2010 and 2009.

At December 31, 2010, the Company has an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by certain bank deposits totaling $250,000.  The Company has recognized approximately $6,000 in amortization expense related to bank fees associated with this letter of credit in the twelve months ending December 31, 2010, and currently has approximately $2,000 in unamortized bank fees as of December 31, 2010.

NOTE 6. ACCUMULATED COMPENSATED ABSENCES

It is the Company’s policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company’s service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board for 2010 and 2009.  The Company has paid $96,000 annually for those services during the years ending December 31, 2010 and December 31, 2009.  The Company has also paid directors fees to a company owned by the chairman of the board in the amount of $12,000 annually, and to two other directors in the amounts of $12,000 each annually, during the years ending December 31, 2010 and December 31, 2009.

NOTE 8. SUBSEQUENT EVENTS

Events occurring after December 31, 2010 were evaluated through the date this Annual Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.  On March 22, 2011, the Company terminated that certain Heads of Agreement, dated as of November 27, 2010, between the Company and Munda We Gold Limited.

NOTE 9. SUPPLEMENTAL INFORMAITON ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The Supplementary Information on Oil and Gas Producing Activities is presented as required by ASC Topic 932, “Extractive Activities — Oil and Gas”. Supplemental information is provided for the estimated quantities of proved oil and gas reserves, future cash flows and the standardized measure of discounted future net cash flows associated with proved oil and gas reserves.

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

The table below represents the Company’s estimate of proved oil and natural gas reserves attributable to the Company’s net interest in oil and gas properties, all of which are located in Gray and Hutchinson counties in the Texas panhandle, based upon the evaluation by the Company and its independent petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. Estimates of all of the Company’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of the Company’s senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC. Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

GSM, INC., a registered Petroleum engineering firm in Amarillo, Texas, prepared reports of estimated proved reserves of natural gas and oil for our net interest in certain oil and natural gas properties located in Gray and Hutchinson counties in Texas.
Proved Developed	Net Oil Reserves (Barrels)	Net Gas Reserves (Mcf)	Total Future Net Revenue	Total Future Projected Cost	Total Future Severance & Ad Valorem Taxes	Future Net cash flow	Discounted Per Annum as 10%
2010

Producing	232,954	482,730	$21,290,293	$7,129,897	$1,936,790	$12,223,607	$4,900,562

2009

Producing	147,761	244,725	$10,093,399	$5,141,946	$915,463	$4,035,990	$2,053,848

Presented below is a summary of changes in estimated reserves of the Company during the periods ending December 31, 2010 and 2009:

	Gas (mmscf)	Oil (mmbbl)	Total (bcfe)
December 31, 2010
Proved reserves, beginning of period	244.725	147.761	1.131
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	(39.442)	17.494	0.074
Production	(10.199)	(9.854)	(0.069)
Sale of reserves-in-place	-	-	-
Purchase of reserves-in-place	287.646	77.553	.752

Proved reserves, end of period	482.730	232.954	1.888

Proved developed reserves:
Beginning of period	244.725	147.761	1.131
End of period	482.730	232.954	1.888

December 31, 2009
Proved reserves, beginning of period	135.596	108.609	.787
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	123.541	50.752	.428
Production	(14.612)	(11.600)	(.084)
Sale of reserves-in-place	-	-	-
Purchase of reserves-in-place	-	-	-

Proved reserves, end of period	244.725	147.761	1.131

Proved developed reserves:
Beginning of period	135.596	108.609	0.787
End of period	244.725	147.761	1.131

During 2010, Chancellor recorded upward revisions of .752 bcfe of proved reserves resulting from the cash purchase of reserves which were restored back into production through the Company’s restoration efforts during the third quarter 2010.  We sold .069 bcfe of our proved reserves for approximately $835,000 in gross revenues

During 2009, Chancellor recorded upward revisions of .428 bcfe of proved reserves resulting from positive performance related revisions from improved emphasis on preventative maintenance and increased utilization partially offset by downward revisions resulting from lower natural gas and oil prices.  We sold .084 bcfe of our proved reserves for approximately $694,000 in gross revenues.

The aggregate amounts of capitalized costs relating to our oil and gas producing activities and the aggregate amounts of related accumulated depletion, depreciation, and amortization as of December 31, 2010 and 2009 are as follows.

	Years Ended December 31,
	2010	2009
Unproved oil and gas properties	-	-
Proved oil and gas properties	$1,773,749	$1,570,584
Accumulated depreciation, depletion, and amortization, and valuation allowances	(466,952)	(303,652)
Net capitalized costs	$1,306,797	$1,266,932

The costs incurred by the Company in oil and natural gas property exploration, development and acquisition activities are summarized as follows:

	Years Ended December 31,
	2010	2009
Acquisition of properties
Proved	$150,000	-
Unproved	-	-
Exploration costs	-	-
Development costs	$48,560	$184,265

The Company’s results of operations from oil and natural gas producing activities are presented below for the years ended December 31, 2010 and 2009. The following table includes revenues and expenses associated directly with the Company’s oil and natural gas producing activities. It does not include any interest costs or general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Company’s oil and natural gas operations.

	Years Ended December 31,
	2010	2009
Revenues
Sales, net of royalties paid	$834,084	$694,667
Transfers	-	-
Total Revenues	834,084	694,667
Production costs	(863,397)	(1,011,488)
Exploration expenses	-	-
Depreciation, depletion and amortization and valuation provisions	(163,304)	(155,319)
Income tax expenses (benefits)	-	(101,705)
Results of operations from producing activities (excluding corporate overhead and interest costs)	$(192,617)	$(370,435)

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009
Net change in sales and transfer prices and in production (lifting) costs related to future production	$1,968,287	$(1,891,478)
Changes in estimated future development costs	-	-
Sales and transfers of oil and gas produced during the period, net of production taxes	(793,134)	(658,284)
Net change of due to purchase of minerals in place	1,698,349	-
Net change due to revisions in quantity estimates	(26,728)	1,828,619
Previously estimated development costs incurred during the period	-	-
Accretion of discount	-	-
Other—unspecified	-	-
Net change in income taxes	-	-
Aggregate change in the standardized measure of discounted future net cash flows for the year	$2,846,774	$(721,143)

Standardized Measure of Discounted Future Net Cash Flows

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

•
pricing is applied based upon 12-month average market prices at December 31, 2010 and December 31, 2009. The calculated weighted average per unit prices for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2010	2009
Oil (per barrel)	$75.73	$57.24
Natural gas (per Mcf)	$7.56	$6.68

•	future development and production costs are determined based upon actual cost at year-end;

•	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

•	a discount factor of 10% per year is applied annually to the future net cash flows.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our Board of Directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the 1934 Securities Exchange Act, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15, our principal executive and  financial officer have concluded that our disclosure controls and procedures  as of December 31, 2010, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officer, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting:

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. I carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Management concluded in this assessment that as of December 31, 2010, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Directors of the Registrant as of the date of this annual report on Form 10-K are as follows:

			Served as a
Name	Age	Position	Director since

Maxwell Grant	73	Chairman and Director	May 23, 2007

Dudley Muth	71	Director	March 31, 2009

Robert Gordon	66	Director	May 1, 2002

All Directors of the Company hold office until successors are elected according to the Company's by-laws.

The Officers of the Registrant as of the date of this annual report on Form 10-K are as follows:

			Served as a
Name	Age	Position	Officer since
Maxwell Grant	73	Chief Executive Officer and	May 23, 2007
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

Section 16(a) Beneficial Ownership Reporting Compliance

No person who at any time during the fiscal year ended December 31, 2010 was a director, officer or beneficial owner of more than ten percent (10%) of our common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2010.

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

Item 11. Executive Compensation.

Compensation paid to Officers is set forth in the Summary Compensation Table below. The Company may reimburse its Officers for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Maxwell Grant, Chairman of the Board of Directors (1)	2009	—	—	—	—	—	—	$114,000	$114,000
	2010	—	—	—	—	—	—	$108,000	$108,000

(2) Mr. Grant owns 100% of the equity interests in Koala Pictures Proprietary Ltd. (“Koala”) and Axis Network Proprietary Ltd.  In 2009 and 2010, Koala was paid $96,000 annually in consulting fees.

In addition, Mr. Grant was paid $18,000, $12,000 in cash and $6,000 in stock, in 2009 in director’s fees.  Mr. Grant was paid $12,000, in cash, in 2010 in director’s fees.

Compensation paid to Directors is set forth in the Director Compensation Table below. The Company may reimburse its Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Maxwell Grant	$12,000	—	—	—	—	—	$12,000
Robert Gordon	$12,000	—	—	—	—	—	$12,000
Dudley Muth	$12,000	—	—	—	—	—	$12,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2011, on which date 66,640,030 shares of common stock were outstanding, the ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Company’s common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group.

		NO. OF	% OF
NAME		SHARES	CLASS(1)

Maxwell Grant (2)	Chairman and Director	24,303,800	35.16%

Robert Gordon	Director	5,634,800	8.46%
401 Collins Street
Melbourne
Victoria 3000
Australia

Dudley Muth	Director	2,775,000	4.10%

Directors and Executive
Officers as a Group		32,713,600	46.64%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In 2010, a private company controlled by Maxwell Grant, a major stockholder (who became our Chairman of the Board of Directors in May 2007) was paid consultancy fees of $96,000 in consulting fees.

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

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees.
The aggregate fees billed by our current independent auditors, StarkSchenkein, LLP., for professional services rendered for the audit of our financial statements for the years ending December 31, 2009 and 2010, filed as part of our 2010 Form 10-K filing for the fiscal year of 2010 are $25,000.

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

Item 15. Exhibits and Financial Statement Schedules.

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

3.4	By-Laws (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.5	Amendments to the Articles of Incorporation of Nighthawk Capital, Inc., dated as of March 26, 1996.

3.6	Certificate of Amendment of Articles of Incorporation of Chancellor Group, Inc., dated as of February 25, 2000.

10.1
Agreement and Plan of Reorganization, dated October 19, 2000, between Chacellor Group, Inc. and Southwin financial, Ltd. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2000).

23.1	Consent of GSM, Inc.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Evaluation of Oil and Gas Reserves as of December 31, 2010, prepared by GSM, INC., a registered petroleum engineering firm located in Amarillo, Texas.

99.2
Evaluation of Oil and Gas Reserves as of December 31, 2009, prepared by GSM, INC., a registered petroleum engineering firm located in Amarillo, Texas (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed by the Company on March 30, 2010 with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2011.

CHANCELLOR GROUP, INC.

By:	/s/ Maxwell Grant
Maxwell Grant Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 25, 2011.

Chief Executive Officer and Director
/s/ Maxwell Grant
Maxwell Grant

Director:
/s/ Robert Gordon
Robert Gordon

Director
/s/ Dudley Muth
Dudley Muth