Form 10-Q
period 2011-03-31
CHANCELLOR GROUP INC.
filed 2011-05-13
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 66,850,030 as of May 13, 2011.

                             Chancellor Group, Inc.

                               Table of Contents

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................      1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     14

Item 4.  Controls and Procedures......................................     14

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...    15

Item 6.  Exhibits......................................................    15

ITEM 1. FINANCIAL STATEMENTS

                             Chancellor Group, Inc.

                                    INDEX

                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets as of March 31, 2011 and
December 31, 2010 (Unaudited)..........................................    2

Consolidated Statements of Operations
  For the Three Months Ended March 31, 2011 and 2010 (Unaudited).......    3

Consolidated Statements of Cash Flows
  For the Three Months Ended March 31, 2011 and 2010 (Unaudited).......    4

Notes to Unaudited Consolidated Financial Statements ..................    5

                             Chancellor Group, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2011       December 31, 2010
                                                                    --------------       -----------------
                                                                     (Unaudited)
ASSETS

Current Assets:
  Cash in Bank                                                       $    416,056           $    560,098
  Restricted Cash                                                         250,000                250,000
  Revenue Receivable                                                       90,342                 91,053
  Prepaid Insurance                                                        14,943                 21,479
                                                                     ------------           ------------
Total Current Assets                                                      771,341                922,630
                                                                     ------------           ------------
Property and Equipment:
  Leasehold Costs - Developed                                           1,773,749              1,773,749
  Office Building & Equipment                                             134,630                134,630
  Fleet - Road                                                            178,929                178,929
  Heavy Field Equipment & Tools                                           455,128                455,128
  Accumulated Depreciation and Amortization                              (840,876)              (773,487)
                                                                     ------------           ------------
Total Property and Equipment, Net                                       1,701,506              1,768,949
                                                                     ------------           ------------
Other Assets:
  Investment in Unconsolidated Subsidiary                                  29,998                 50,000
  Unamortized Letter of Credit                                                838                  2,095
  Deposits                                                                    250                    250
                                                                     ------------           ------------
Total Other Assets                                                         31,086                 52,345
                                                                     ------------           ------------

Total Assets                                                         $  2,503,987           $  2,743,924
                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                   $    132,262           $     88,415
  Accrued Expenses                                                         20,567                 59,806
                                                                     ------------           ------------
Total Current Liabilities                                                 152,829                148,221
                                                                     ------------           ------------
Stockholders' Equity:
  Series B Preferred Stock: $1,000 Par Value 250,000 shares
   authorized, non outstanding                                                 --                     --
  Common Stock:  $.001 par value, 250,000,000 shares
   authorized 66,850,030 and 66,640,030 shares issued and
   outstanding, respectively                                               66,850                 66,640
  Paid in Capital                                                       3,472,763              3,458,273
  Retained Earnings (Deficit)                                          (1,188,455)              (929,210)
                                                                     ------------           ------------
Total Stockholders' Equity                                              2,351,158              2,595,703
                                                                     ------------           ------------

Total Liabilities and Stockholders' Equity                           $  2,503,987           $  2,743,924
                                                                     ============           ============

            See Notes to Unaudited Consolidated Financial Statements

                             Chancellor Group, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
                                   (Unaudited)

                                                         March 31, 2011         March 31, 2010
                                                         --------------         --------------
Sales - Net of Royalties Paid:
  Oil                                                     $    185,194           $    168,767
  Natural Gas                                                    9,465                 19,000
                                                          ------------           ------------
Gross Revenues                                                 194,659                187,767
                                                          ------------           ------------

Severance Taxes                                                  9,302                  9,178
                                                          ------------           ------------

Net Revenue                                                    185,357                178,589
                                                          ------------           ------------
Operating Expenses:
  Lease Operating Expense                                       49,675                 48,634
  Other Operating Expense                                      118,690                162,622
  General & Administrative Expense                             185,687                181,698
  Depreciation, Depletion & Amortization                        67,388                 66,931
                                                          ------------           ------------
Total Operating Expense                                        421,440                459,885
                                                          ------------           ------------

Income (loss) From Operations                                 (236,083)              (281,296)
                                                          ------------           ------------
Other Income (Expenses):
  Interest                                                         620                  3,514
  Loss from Unconsolidated Subsidiary                          (20,002)                    --
                                                          ------------           ------------
Total Other Income (Expense)                                   (19,382)                 3,514
                                                          ------------           ------------
Financing Charges:
  Interest                                                         709                     --
  Bank Fees Amortization                                         3,070                  1,520
                                                          ------------           ------------
Total Financing Charges                                          3,779                  1,520
                                                          ------------           ------------

Income (Loss) before provision for Income Taxes               (259,244)              (279,302)
Provision for Income Taxes(Benefits)                                --                     --
                                                          ------------           ------------
Net Income (Loss)                                         $   (259,244)          $   (279,302)
                                                          ============           ============

Net Per Share                                                       (*)                    (*)

Weighted Average Number of Common Shares Outstanding        66,712,363             65,111,869

----------
* Less than $.01 per Share


            See Notes to Unaudited Consolidated Financial Statements

                             Chancellor Group, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
                                   (Unaudited)

                                                                       March 31, 2011        March 31, 2010
                                                                       --------------        --------------
Cash Flows From Operating Activities:
  Net (Loss)                                                            $  (259,244)          $  (279,302)
  Adjustments to Reconcile Net (Loss) to Net
   Cash (Used for) Operating Activities:
     Depreciation and Amortization                                           67,388                66,932
     Non-Cash Stock Compensation                                             14,700                41,800
     Loss from Unconsolidated Subsidiary                                     20,002                    --
  Change in Assets and Liabilities
     Decrease in Operating Assets                                             8,504                37,150
     Increase in Operating Liabilities                                        4,608                27,723
                                                                        -----------           -----------
          Net Cash (Used for) Operating Activities                         (144,042)             (105,697)
                                                                        -----------           -----------

Cash Flows From Investing Activities:

          Net Cash Provided by (used for) Investing Activities                   --                    --
                                                                        -----------           -----------

Cash Flows From Financing Activities:

          Net Cash Provided by (used for) Financing Activities                   --                    --
                                                                        -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents                       (144,042)             (105,697)

Cash and Cash Equivalents at the Beginning of the Period                    810,098             1,404,695
                                                                        -----------           -----------

Cash and Cash Equivalents at the End of the Period                      $   666,056           $ 1,298,998
                                                                        ===========           ===========

Supplemental Disclosures of Cash Flows Information
  Interest Paid                                                         $       709           $        --

  Income Taxes Paid                                                     $        --           $        --


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2011


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Chancellor Group, Inc. (the "Company", "our", "we", "Chancellor" or the "Company" ) was incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the exploration and production of oil and gas. On March 26, 1996, the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc. The Company's headquarters is in Pampa, Texas.

OPERATIONS

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 138 wells, of which 29 are water disposal wells and 2 are gas wells, although "associated" gas is also produced from some oil wells. As of March 31, 2011, approximately 67 oil wells and 2 gas wells located in Gray and Hutchinson counties in the Texas panhandle are actively producing. We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,830 gross and net acres of production rights on six leases, which includes 4,300 acres of developed acreage and 500 acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil and approximately 200 acres of which are on the Worley Combs lease. The six leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 2,058 barrels of oil and 1,275 mcf of gas in the three months ended March 31, 2011. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

BASIS OF PRESENTATION

The consolidated financial statements of Chancellor Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Chancellor Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2010.

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

PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company plans to develop its domestic oil and gas properties, located in Gray and Hutchinson counties in the Texas panhandle, and possibly to acquire additional producing oil and gas properties. The Company's major customers, to which the majority of its oil and gas production is sold, are Plains Marketing and DCP Midstream.

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

Concentration of Credit Risk

Some of the Company's operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of depositing institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company's financial position or results of operations.

RESTRICTED CASH

Included in cash in bank at March 31, 2011 are deposits totaling $250,000 which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectibles and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary or recorded at March 31, 2011.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the consolidated financial statements related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company did not enter into any business combinations during the quarter ending March 31, 2011.

The Company complies with the accounting guidance related to consolidation of variable interest entities ("VIEs") that requires a reporting entity to determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach, to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company's involvement in a VIE. The Company did not have any VIEs that required consolidation in these financial statements during the quarter ending March 31, 2011.

SUBSEQUENT EVENTS

Events occurring after March 31, 2011, were evaluated through the date this Quarterly Report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-03 to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries -- Oil and Gas Topic of the Accounting Standards Codification with the requirements in the SEC's final rule, "MODERNIZATION OF THE OIL AND GAS REPORTING REQUIREMENTs." We implemented ASU 2010-03 as of December 31, 2009. Key items in the new rules include changes to the pricing used to estimate reserves and calculate the full cost ceiling limitation, whereby a 12-month average price is used rather than a single day spot price, the use of new technology for determining reserves, the ability to include nontraditional resources in reserves and the ability to disclose probable and possible reserves. Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

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

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2. INCOME TAXES

Deferred income taxes arise from temporary differences in recognition of certain revenues and expenses between financial statement and income tax basis of accounting, and also net operating loss carry-forwards and other tax credit carry-forwards

At March 31, 2011, the Company had a federal net operating loss carry-forward of approximately $2,375,000. A deferred tax asset of approximately $475,000 has been partially offset by a valuation allowance of approximately $297,000 due to federal net operating loss carry-back and carry-forward limitations.

At March 31, 2011, the Company also had approximately $178,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

Management evaluated the Company's tax positions under FASB ASC No. 740 "UNCERTAIN TAX POSITIONS," and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2008.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 66,850,030 shares issued and outstanding as of March 31, 2011.

STOCK BASED COMPENSATION

For the three months ending March 31, 2011, the Company recognized $14,700 in professional and consulting fees expense related to stock issued, which is recorded in general and administrative expenses.

STOCK OPTIONS AND WARRANTS

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options under FASB ASC Topic 505 "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES", whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the quarter ending March 31, 2011, no options were issued, exercised or cancelled.

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share. In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share. In 2010, the Company issued additional warrants expiring in 2015 to purchase an aggregate of 336,000 shares of common stock at an exercise price of $0.125 per share. During 2011, the Company issued additional warrants expiring in 2016 to purchase an aggregate of 84,000 shares of common stock at an exercise price of $0.125 per share.

On March 31, 2011, the Company had the following outstanding warrants:

                                                                    Weighted
                              Remaining        Exercise Price        Average
Exercise      Number of    Contractual Life     Times Number        Exercise
 Price         Shares         (in years)          of Shares          Price
 -----         ------         ----------          ---------          -----

$0.025       2,000,000            4              $  50,000
$0.020       4,000,000            4              $  80,000
$0.125         500,000           3.5             $  62,500
$0.125         420,000           4.5             $  52,500
            ----------                           ---------
             6,920,000                           $ 245,000          $ 0.033
            ==========                           =========

                                                   Weighted
                                                    Average        Remaining
                                   Number of       Exercise     Contractual Life
       Warrants                     Shares           Price        (in years)
       --------                     ------           -----        ----------

Outstanding at January 1, 2011     6,836,000        $ 0.044
                                   ---------        -------
Issued                                84,000          0.125
Exercised                                 --             --
Expired/Cancelled                         --             --
                                   ---------        -------
Outstanding at March 31, 2011      6,920,000        $ 0.033           4.0
                                   ---------        -------         -----
Exercisable at March 31, 2011      6,920,000        $ 0.033           4.0
                                   ---------        -------         -----

EMPLOYEE STOCK OPTIONS

The Company accounts for employee stock options under FASB ASC Topic 718 "COMPENSATION-STOCK COMPENSATION". The Company issued no employee stock options and had none outstanding as of March 31, 2011.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                             Balance                                        Balance
                                           December 31,                                     March 31,
                                              2010           Additions      Deletions         2011
                                           ----------        ---------      ---------      ----------
Auto/Transportation Equipment              $  178,929       $       --      $       --      $  178,929
Buildings & Improvements                      125,280          125,280
Leasehold Costs - Developed                 1,773,749        1,773,749
Furniture, Fixtures & Office Equipment          9,350            9,350
Machinery & Equipment                         455,128          455,128
                                           ----------       ----------      ----------      ----------
                                           $2,542,436       $       --      $       --      $2,542,436
                                           ==========       ==========      ==========      ==========

Less: Accumulated Depreciation                773,487           67,388              --         840,875
                                           ----------       ----------      ----------      ----------
                                           $1,768,949       $   67,388      $       --      $1,701,561
                                           ==========       ==========      ==========      ==========

NOTE 5. LONG-TERM DEBT

The Company had no long-term debt at March 31, 2011.

At March 31, 2011, the Company has an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by certain bank deposits totaling $250,000. The Company has recognized approximately $1,500 in amortization expense related to bank fees associated with this letter of credit in the three months ending March 31, 2011, and currently has approximately $800 in unamortized bank fees as of March 31, 2011.

NOTE 6. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board. The Company has paid $24,000 for those services during the quarter ending March 31, 2011.

NOTE 8. SUBSEQUENT EVENTS

Events occurring after March 31, 2011 were evaluated through the date this Quarterly Report was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included. There were no such subsequent events.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of May 13, 2011, there are 66,850,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

PRODUCTION: During the three months ended March 31, 2011, we produced and sold 2,058 barrels of oil and produced and sold 1,275 mcf of gas, generating $194,659 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 2,243 barrels of oil and 1,933 mcf of gas, generating $187,767 in gross revenues net of royalties paid during the three months ended March 31, 2010. We had 67 wells actually producing oil and 2 producing gas at March 31, 2011, and had 70 wells actually producing oil and 2 producing gas at March 31, 2010.

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 138 wells, of which 29 are water disposal wells and 2 are gas wells, although "associated" gas is also produced from some oil wells. As of March 31, 2011, approximately 67 wells were actively producing. We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment. In addition, we own approximately 4,830 gross and net acres of production rights on six leases, which includes 500 gross and net acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease. The six leases have production rights for oil, casing-head gas and natural gas.

The following table summarizes our production volumes and average sales prices for the three months ended March 31:

                                             2011         2010
                                           -------       -------
        Oil and Gas Sales:
          Oil Sales (Bbl)                    2,058         2,243
          Natural Gas Sales (Mcf)            1,275         1,933

        Average Sales Price:
          Oil, per Bbl                     $ 89.99       $ 75.23
          Gas, per McF                     $  7.56       $  9.83

During the first quarter of 2011 our main gas purchaser closed lines for maintenance of their plant. In addition 2 new gas meters had to be installed to comply with Texas Railroad Commission regulations, causing a noticeable loss of natural gas production during the quarter ending March 31, 2011 compared to the same period in 2010. Bad weather in our area of the Panhandle coupled with the need for major parts replacement on rigs resulted in slightly lower oil production during the first quarter of 2011 compared to the same period in 2010. The reduction in our production was offset in part by the increased production resulting from our acquisition of 15 oil wells in Hutchinson County in May of 2010 and management believes that the wells acquired in this transaction will continue to increase our production and reserves in our 2011 fiscal year.

 DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $500, or approximately 1% in the three months ended March 31, 2011 from the three months ended March 31, 2010. This increase was primarily attributable to the additional depreciation related to the oil and gas properties and equipment acquired during May 2010.

GENERAL AND ADMINISTRATIVE EXPENSES: During the three months ended March 31, our general and administrative expenses increased $3,989, or approximately 2% in 2011 from 2010. Significant components of these expenses include salaries, professional fees, and insurance. Salaries (included in both administrative expenses and operating costs) decreased approximately 10% during 2011, primarily the result of staff reductions. Professional fees increased $55,016, or approximately 225%, during 2011, primarily the result of a change in auditors, as previously disclosed in our Form 8-K filing dated January 25, 2011. Insurance decreased $9,965, or approximately 36%, during 2011.

OVERALL: The majority of the past two years we have continued with the ongoing production, maintenance and enhancements of our 63 currently producing wells in Gray county, as well as bringing into production our 4 new wells in Hutchinson county during the third quarter of 2010. As a result of these efforts, along with continued increases in oil prices during most of 2010 and 2011, our gross revenues increased by approximately $9,000, or 4% during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. At the same time we were also able to reduce our direct lease and operating costs by $42,891, or 20%, compared to the same period last year. The Company also recognized a loss of approximately $20,000 related to its investment in an unconsolidated subsidiary (Munda We) in the three months ended March 31, 2011. The Company expects this to be a discrete event, as the Company has terminated this agreement, effective March 22, 2011. However, with our administrative expenses and depreciation remaining stable, we again reported a net loss of $259,244 during the three months ended March 31, 2011, compared to a net loss of $279,302 reported for the same period last year. Management anticipates that both oil and gas production volumes and prices will continue to increase during 2011, as well as continuing to look for opportunities to reduce general and administrative expenses, in an effort to continue to improve profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                    March 31, 2011       December 31, 2010
                                    --------------       -----------------

          Working Capital             $  618,512            $  774,409
          Current Assets              $  771,341            $  922,630
          Current Liabilities         $  152,829            $  148,221
          Stockholders' Equity        $2,351,158            $2,595,703

Our working capital at March 31, 2011 decreased by $155,897, or approximately 20%, from December 31, 2010. Current assets decreased by $151,289 or approximately 16%, while current liabilities increased $4,608, or approximately 3%. Decrease in current assets were attributable to several factors, including a decrease in cash in bank and prepaid insurance.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of March 31, 2011 the Company had $666,056 of cash on hand, which includes restricted cash of $250,000 held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities. Other than financing continuing operations, additional capital would be necessary should we decide to further expand our operations or pursue acquisitions of additional property or significant production equipment.

CASH FLOW: Net cash used during three months ended March 31, 2011 was $144,042, compared to net cash used of $105,697 during same period in 2010. The most significant factors causing the decrease in net cash flow during the quarter ending March 31, 2011 were professional fees of $78,000 and our net loss of $259,244.

Cash used for operations increased by $38,345, or approximately 36% during the first quarter of 2011, compared to 2010. This increase is primarily related to increase in professional fees related to the change in auditors, as previously disclosed in our Form 8-K filing dated January 25, 2011.

EQUITY FINANCING: As of March 31, 2011, our stockholders have contributed $3,539,613 in equity financing. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with PK Advisors, LLC ("PK") in connection with the Company's interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 40,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to PK. Additional cash consideration would be payable to PK for any future investment transactions for which PK provides assistance. The Company recorded professional fees expense of $8,400 related to this agreement in the quarter ending March 31, 2011.

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with Equity Source Partners, LLC ("ESP") in connection with the Company's interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 30,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to ESP. Additional cash consideration would be payable to ESP for any future investment transactions for which ESP provides assistance. The Company recorded professional fees expense of $6,300 related to this agreement in the quarter ending March 31, 2011.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the "SEC") recently issued "FINANCIAL REPORTING RELEASE NO. 60 CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements provided in this Quarterly Report on Form 10-Q.

NATURAL GAS AND OIL PROPERTIES

In January 2010, the Financial Accounting Standards Board issued ASU 2010-03 to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries -- Oil and Gas Topic of the Accounting Standards Codification with the requirements in the SEC's final rule, "MODERNIZATION OF THE OIL AND GAS REPORTING REQUIREMENTS". We implemented ASU 2010-03 as of December 31, 2009. Key items in the new rules include changes to the pricing used to estimate reserves and calculate the full cost ceiling limitation, whereby a 12-month average price is used rather than a single day spot price, the use of new technology for determining reserves, the ability to include nontraditional resources in reserves and the ability to disclose probable and possible reserves. Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

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

Under accounting guidance for income taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and
(ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

     *    taxable income projections in future years;
     * whether the carry-forward period is so brief that it would limit realization of tax benefit;
     * future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and
     * our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of March 31, 2011, a deferred tax asset of $475,000 has been recognized but partially offset by a valuation allowance of approximately $297,000 due to federal NOL carry-back and carry-forward limitations

OFF-BALANCE SHEET ARRANGEMENTS:

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. This officer has, as of the close of the period covered by this Quarterly Report on Form 10-Q, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, this officer concluded that our disclosure controls and procedures were effective as of that date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely discussions regarding required disclosure and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes to the Company's internal controls in this period identified in connection with this evaluation that have materially affected, or are reasonably likely materially to affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                     Total
                                                   Principal     Offering Price/
     Date               Title and Amount  (1)      Purchaser     Consideration
     ----               ----------------  ---      ---------     -------------

April 15, 2011    90,000 shares of common stock.     Advisor        $  0 (1)
April 15, 2011   120,000 shares of common stock.     Advisor        $  0 (1)

----------
(1) Securities issued in consideration for advisory services. See the disclosure provided in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTRACTUAL OBLIGATIONS for a description of these services. The Company recorded professional fees expense of $14,700 related to the issuance of these securities in the quarter ending March 31, 2011.

The Company did not engage an underwriter with respect to any of the issuances of securities described in the foregoing table, and none of these issuances gave rise to any underwriting discount or commission.

All of the issuances described above are exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 505 promulgated thereunder. Alternatively, none of the issuances described above constituted a "public offering" of securities under Section 4(2) of the Securities Act, and, accordingly, all of such issuances are exempt from registration under the Securities Act.

ITEM 6.  EXHIBITS

3.1 Certificate of Incorporation of Nighthawk Capital, Inc. (Utah) (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.2 Articles on Incorporation on Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.3 Articles of Merger of Nighthawk Capital, Inc. (Utah) into Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.4 By-Laws (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000.

3.5 Amendments to the Articles of Incorporation of Nighthawk Capital, Inc., dated as of March 26, 1996. (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2011.

3.6 Certificate of Amendment of Articles of Incorporation of Chancellor Group, Inc., dated as of February 25, 2000. (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2011.

4.1 Form of Warrant issuable to PK and ESP. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010).

10.1 Agreement and Plan of Reorganization, dated October 19, 2000, between Chancellor Group, Inc. and Southwin financial, Ltd. (incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21,
         2000).

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Chancellor Group, Inc.
                                         (Registrant)


                                      By: /s/ Maxwell Grant
                                         ---------------------------------------
                                         Chief Executive Officer and
                                         Principal Financial Officer

Dated: May 13, 2011

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

3.1 Certificate of Incorporation of Nighthawk Capital, Inc. (Utah) (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.2 Articles on Incorporation on Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.3 Articles of Merger of Nighthawk Capital, Inc. (Utah) into Nighthawk Capital, Inc. (Nevada) (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000).

3.4 By-Laws (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000.

3.5 Amendments to the Articles of Incorporation of Nighthawk Capital, Inc., dated as of March 26, 1996. (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2011.

3.6 Certificate of Amendment of Articles of Incorporation of Chancellor Group, Inc., dated as of February 25, 2000. (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2011.

4.1 Form of Warrant issuable to PK and ESP. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010).

10.1 Agreement and Plan of Reorganization, dated October 19, 2000, between Chancellor Group, Inc. and Southwin financial, Ltd. (incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21,
         2000).

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002.