Form 10-Q
period 2011-06-30
CHANCELLOR GROUP INC.
filed 2011-08-08
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 67,060,030 as of August 3, 2011

                             Chancellor Group, Inc.

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................      1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................     12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     16

Item 4.  Controls and Procedures......................................     16

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...    17

Item 6.  Exhibits......................................................    17

ITEM 1. FINANCIAL STATEMENTS

                             Chancellor Group, Inc.

                                    I N D E X

                                                                        Page No.
                                                                        --------
Consolidated Balance Sheets as of June 30, 2011 (Unaudited)
 and December 31, 2010 ....................................................  2

Consolidated Statements of Operations
 For the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited).....  3

Consolidated Statements of Cash Flows
 For the Six Months Ended June 30, 2011 and 2010 (Unaudited)...............  4

Notes to Unaudited Consolidated Financial Statements ......................  5

                             Chancellor Group, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2011       December 31, 2010
                                                                           -------------       -----------------
                                                                            (Unaudited)
ASSETS

Current Assets:
  Cash in Bank                                                              $   396,177           $   560,098
  Restricted Cash                                                               250,000               250,000
  Revenue Receivable                                                             66,339                91,053
  Prepaid Insurance                                                              15,241                21,479
                                                                            -----------           -----------
Total Current Assets                                                            727,757               922,630
                                                                            -----------           -----------

Property and Equipment:
  Leasehold Costs - Developed                                                 1,784,247             1,773,749
  Office Building & Equipment                                                   134,630               134,630
  Fleet - Road                                                                  155,346               178,929
  Heavy Field Equipment & Tools                                                 473,471               455,128
  Accumulated Depreciation and Amortization                                    (896,741)             (773,487)
                                                                            -----------           -----------
Total Property and Equipment, Net                                             1,650,953             1,768,949
                                                                            -----------           -----------
Other Assets:
  Investment in Unconsolidated Subsidiary                                            --                50,000
  Unamortized Letter of Credit                                                    4,660                 2,095
  Deposits                                                                          250                   250
                                                                            -----------           -----------
Total Other Assets                                                                4,910                52,345
                                                                            -----------           -----------

Total Assets                                                                $ 2,383,620           $ 2,743,924
                                                                            ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                          $    90,524           $    88,415
  Accrued Expenses                                                              104,449                59,806
                                                                            -----------           -----------
Total Current Liabilities                                                       194,973               148,221
                                                                            -----------           -----------
Stockholders' Equity:
  Series B Preferred Stock: $1,000 Par Value 250,000 shares
   authorized, non outstanding                                                       --                    --
  Common Stock: $.001 par value, 250,000,000 shares authorized
   67,060,030 and 66,640,030 shares issued and outstanding, respectively         67,060                66,640
  Paid in Capital                                                             3,480,953             3,458,273
  Retained Earnings (Deficit)                                                (1,359,366)             (929,210)
                                                                            -----------           -----------
Total Stockholders' Equity                                                    2,188,647             2,595,703
                                                                            -----------           -----------
Total Liabilities and Stockholders' Equity                                  $ 2,383,620           $ 2,743,924
                                                                            ===========           ===========

            See Notes to Unaudited Consolidated Financial Statements

                             Chancellor Group, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
                                   (Unaudited)

                                             For the three months ended           For the six months ended
                                                       June 30,                             June 30,
                                            ------------------------------       ------------------------------
                                                2011              2010               2011              2010
                                            ------------      ------------       ------------      ------------
Sales - Net of Royalties Paid:
  Oil                                       $    188,405      $    178,750       $    373,599      $    347,517
  Natural Gas                                      6,931            21,488             16,396            40,487
                                            ------------      ------------       ------------      ------------
Gross Revenues                                   195,336           200,238            389,995           388,004
                                            ------------      ------------       ------------      ------------
Operating Expenses:
  Lease Operating Expense                         46,139            53,221             95,814           101,855
  Production Taxes                                 9,272             9,813             18,574            18,991
  Other Operating Expense                        130,459           170,506            249,149           333,128
  General & Administrative Expense               111,532           109,923            297,219           291,620
  Depreciation, Depletion & Amortization          67,226            66,932            134,614           133,863
                                            ------------      ------------       ------------      ------------
Total Operating Expense                          364,628           410,395            795,370           879,457
                                            ------------      ------------       ------------      ------------

Loss From Operations                            (169,292)         (210,157)          (405,375)         (491,453)
                                            ------------      ------------       ------------      ------------
Other Income (Expenses):
  Interest                                           518             3,295              1,138             6,809
  Loss from Unconsolidated Subsidiary               (117)               --            (20,119)               --
                                            ------------      ------------       ------------      ------------
Total Other Income (Expense)                         401             3,295            (18,981)            6,809
                                            ------------      ------------       ------------      ------------
Financing Charges:
  Interest                                           385                --              1,094                --
  Bank Fees Amortization                           1,636             1,704              4,706             3,224
                                            ------------      ------------       ------------      ------------
Total Financing Charges                            2,021             1,704              5,800             3,224
                                            ------------      ------------       ------------      ------------

Loss before provision for Income Taxes          (170,912)         (208,566)          (430,156)         (487,868)

Provision for Income Taxes (Benefits)                 --                --                 --                --
                                            ------------      ------------       ------------      ------------

Net Loss                                    $   (170,912)     $   (208,566)      $   (430,156)     $   (487,868)
                                            ============      ============       ============      ============
Net Income (Loss) per Share (Basic and
 Fully Diluted)                             $         (*)     $         (*)      $         (*)     $         (*)

Weighted Average Number of Common Shares
 Outstanding                                  66,712,363        64,954,980         66,782,737        65,033,424
                                            ============      ============       ============      ============

----------
* Less than $.01 per Share


            See Notes to Unaudited Consolidated Financial Statements

                             Chancellor Group, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
                                   (Unaudited)

                                                                   June 30, 2011         June 30, 2010
                                                                   -------------         -------------
Cash Flows From Operating Activities:
  Net Loss                                                         $  (430,156)          $  (487,868)
  Adjustments to Reconcile Net Loss to Net
   Cash Used for Operating Activities:
     Depreciation and Amortization                                     134,614               133,863
     Non-Cash Stock Compensation                                        23,100                53,350
     Decrease in Operating Assets                                       78,387                90,154
     Increase in Operating Liabilities                                  46,752                39,494
                                                                   -----------           -----------
          Net Cash (Used for) Operating Activities                    (147,303)             (171,007)
                                                                   -----------           -----------

Cash Flows From Investing Activities:
  Sale of Assets Proceeds                                               12,223                    --
  Capital Expenditures                                                 (28,841)             (153,778)
                                                                   -----------           -----------
          Net Cash Provided by (Used for) Investing Activities         (16,618)             (153,778)
                                                                   -----------           -----------

Cash Flows From Financing Activities:                                       --                    --
                                                                   -----------           -----------
          Net Cash Provided by (Used for) Financing Activities              --                    --
                                                                   -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents                  (163,921)             (324,785)

Cash and Cash Equivalents at the Beginning of the Period               810,098             1,404,695
                                                                   -----------           -----------

Cash and Cash Equivalents at the End of the Period                 $   646,177           $ 1,079,910
                                                                   ===========           ===========

Supplemental Disclosures of Cash Flows Information
  Interest Paid                                                    $     1,094           $        --

  Income Taxes Paid                                                $        --           $        --


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2011


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Chancellor Group, Inc. (the "Company", "our", "we", "Chancellor" or the "Company") was incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the exploration and production of oil and gas. On March 26, 1996, the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc. The Company's headquarters is in Pampa, Texas.

OPERATIONS

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 138 wells, of which 29 are water disposal wells and 2 are gas wells, although "associated" gas is also produced from some oil wells. As of June 30, 2011, approximately 60 oil wells and 2 gas wells located in Gray and Hutchinson counties in the Texas panhandle are actively producing. We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

In addition, we own approximately 4,830 gross and net acres of production rights on nine leases, which includes 4,300 acres of developed acreage and 500 acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil and approximately 200 acres of which are on the Worley Combs lease. The nine leases have the production rights for oil, casing-head gas and natural gas.

We produced a total of 4,021 barrels of oil and 2,490 mcf of gas in the six months ended June 30, 2011. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

The consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2011.

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

ACCOUNTING YEAR

The Company employs a calendar accounting year. The Company recognizes income and expenses based on the accrual method of accounting under generally accepted accounting principles in the United States of America.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of six months or less as cash equivalents.

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

RESTRICTED CASH

Included in cash in bank at June 30, 2011 are deposits totaling $250,000 which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectibles and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary or recorded at June 30, 2011.

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

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company did not enter into any business combinations during the quarter ending June 30, 2011.

The Company complies with the accounting guidance related to consolidation of variable interest entities ("VIEs") that requires a reporting entity to determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach, to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company's involvement in a VIE. The Company did not have any VIEs that required consolidation in these financial statements during the quarter ending June 30, 2011.

SUBSEQUENT EVENTS

Events occurring after June 30, 2011, were evaluated through the date this Quarterly Report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

In January 2010, the FASB issued ASU 2010-6, "IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the adoption of this update did not have a material effect on its financial position, cash flows and results of operations.

In May 2011, ASU 2011-04 was issued which amends U.S. GAAP to confirm with measurement and disclosure requirements in International Financial Reporting Standards. The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements.

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011.

In June 2011, ASU 2011-05, Comprehensive Income (Topic 220) was issued to provide guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income. The amendments in this update are to be applied retrospectively and are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 are not expected to have a material impact on our financial statements.
There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2. INCOME TAXES

Deferred income taxes arise from temporary differences in recognition of certain revenues and expenses between financial statement and income tax basis of accounting, and also net operating loss carry-forwards and other tax credit carry-forwards

At June 30, 2011, the Company had a federal net operating loss carry-forward of approximately $2,550,000. A deferred tax asset of approximately $510,000 has been partially offset by a valuation allowance of approximately $333,000 due to federal net operating loss carry-back and carry-forward limitations.

At June 30, 2011, the Company also had approximately $177,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

Management evaluated the Company's tax positions under FASB ASC Topic 740 "UNCERTAIN TAX POSITIONS," and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2008.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 67,060,030 shares issued and outstanding as of June 30, 2011.

STOCK BASED COMPENSATION

For the six months ending June 30, 2011, the Company recognized $23,100 in professional and consulting fees expense related to stock issued, which is recorded in general and administrative expenses.

STOCK OPTIONS AND WARRANTS

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options under FASB ASC Topic 505 "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES", whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the quarter ending June 30, 2011, no options were issued, exercised or cancelled.

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share. In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share. In 2010, the Company issued additional warrants expiring in 2015 to purchase an aggregate of 336,000 shares of common stock at an exercise price of $0.125 per share. During 2011, the Company issued additional warrants expiring in 2016 to purchase an aggregate of 168,000 shares of common stock at an exercise price of $0.125 per share.

On June 30, 2011, the Company had the following outstanding warrants:

                                                                    Weighted
                              Remaining        Exercise Price        Average
Exercise      Number of    Contractual Life     Times Number        Exercise
 Price         Shares         (in years)          of Shares          Price
 -----         ------         ----------          ---------          -----

$0.025       2,000,000            4              $  50,000
$0.020       4,000,000            4              $  80,000
$0.125         500,000           3.5             $  62,500
$0.125         504,000           4.5             $  63,000
            ----------                           ---------
             7,004,000                           $ 255,500          $ 0.036
            ==========                           =========

                                                   Weighted
                                                    Average        Remaining
                                   Number of       Exercise     Contractual Life
       Warrants                     Shares           Price        (in years)
       --------                     ------           -----        ----------

Outstanding at January 1, 2011    6,836,000         $0.044
                                                    ------
Issued                              168,000          0.125
Exercised                                --             --
Expired/Cancelled                        --             --
                                  ---------         ------

Outstanding at June 30, 2011      7,004,000         $0.036            4.0
                                  ---------         ------            ---

Exercisable at June 30, 2011      7,004,000         $0.036            4.0
                                  ---------         ------            ---

Employee Stock Options

The Company accounts for employee stock options under FASB ASC Topic 718 "COMPENSATION-STOCK COMPENSATION". The Company issued no employee stock options and had none outstanding as of June 30, 2011.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                             Balance                                            Balance
                                            December 31,                                        June 30,
                                               2010          Additions        Deletions           2011
                                            ----------       ----------       ----------       ----------
Auto/Transportation Equipment               $  178,929       $       --       $   23,583       $  155,346
Buildings & Improvements                       125,280                                            125,280
Leasehold Costs - Developed                  1,773,749           10,498                         1,784,247
Furniture, Fixtures & Office Equipment           9,350                                              9,350
Machinery & Equipment                          455,128           18,343                           473,471
                                            ----------       ----------       ----------       ----------
                                            $2,542,436       $   28,841       $   23,583       $2,547,694
                                            ==========       ==========       ==========       ==========

Less: Accumulated Depreciation                 773,487          134,614           11,360          896,741
                                            ----------       ----------       ----------       ----------
                                            $1,768,949       $  134,614       $   11,360       $1,650,953
                                            ==========       ==========       ==========       ==========

NOTE 5. LONG-TERM DEBT

The Company had no long-term debt at June 30, 2011.

At June 30, 2011, the Company has an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by certain bank deposits totaling $250,000. The Company has recognized approximately $2,750 in amortization expense related to bank fees associated with this letter of credit in the six months ending June 30, 2011, and currently has approximately $4,660 in unamortized bank fees as of June 30, 2011.

NOTE 6. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board. The Company has paid $48,000 for those services during the six months ending June 30, 2011.

NOTE 8. SUBSEQUENT EVENTS

Events occurring after June 30, 2011 were evaluated through the date this Quarterly Report was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included. There were no such subsequent events.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of August 3, 2011, there are 67,060,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010:

PRODUCTION: During the three months ended June 30, 2011, we produced and sold 1,963 barrels of oil and produced and sold 1,214 mcf of gas, generating $195,336 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 2,423 barrels of oil and 3,000 mcf of gas, generating $200,238 in gross revenues net of royalties paid during the three months ended June 30, 2010. We had 60 wells actually producing oil and 2 producing gas at June 30, 2011, and had 70 wells actually producing oil and 2 producing gas at June 30, 2010.

The following table summarizes our production volumes and average sales prices for the three months ended June 30:

                                             2011               2010
                                           ---------          ---------
        Oil and Gas Sales:
          Oil Sales (Bbl)                      1,963              2,423
          Natural Gas Sales (Mcf)              1,214              3,000

        Average Sales Price:
          Oil, per Bbl                     $   95.96          $   73.74
          Gas, per McF                     $    5.70          $    8.35

The repair of our operational rigs continued into the second quarter of 2011. Because some parts were not immediately available there were times we were without an operational rig. Both rigs have now been repaired and we have added an extra rig crew to catch up. Three transformers and panel boxes were knocked out due to lightning and storms and had to be replaced. On another occasion an electrical line broke in two in a storm. A third lease needed a new gas compressor motor and there was some delay in production while one was located and shipped. Due to these storms and operational rig repairs, production during the three months ending June 30, 2011 was lower compared to the same period in 2010. The reduction in our production was partially offset in part by increased oil prices and the increased production resulting from our acquisition of 15 oil wells in Hutchinson County in May of 2010 which management believes that the wells acquired in this transaction will continue to increase our production and reserves in our 2011 fiscal year.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased only $300, or approximately 1% in the three months ended June 30, 2011 from the three months ended June 30, 2010. This increase was primarily attributable to the additional depreciation related to the oil and gas properties and equipment acquired during May 2010.

GENERAL AND ADMINISTRATIVE EXPENSES: During the three months ended June 30, our general and administrative expenses increased $1,609, or approximately 1% in 2011 from 2010. Significant components of these expenses include salaries, professional fees, and insurance.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010:

PRODUCTION: During the six months ended June 30, 2011, we produced and sold 4,021 barrels of oil and produced and sold 2,490 mcf of gas, generating $389,995 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 4,667 barrels of oil and 4,933 mcf of gas, generating $388,004 in gross revenues net of royalties paid during the six months ended June 30, 2010. We had 60 wells actually producing oil and 2 producing gas at June 30, 2011, and had 70 wells actually producing oil and 2 producing gas at June 30, 2010.

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 138 wells, of which 29 are water disposal wells and 2 are gas wells, although "associated" gas is also produced from some oil wells. As of June 30, 2011, approximately 62 wells were actively producing. We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment. In addition, we own approximately 4,830 gross and net acres of production rights on six leases, which includes 500 gross and net acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease. The six leases have production rights for oil, casing-head gas and natural gas.

The following table summarizes our production volumes and average sales prices for the six months ended June 30:

                                             2011               2010
                                           ---------          ---------
        Oil and Gas Sales:
          Oil Sales (Bbl)                      4,021              4,667
          Natural Gas Sales (Mcf)              2,490              4,933

        Average Sales Price:
          Oil, per Bbl                     $   92.91          $   74.46
          Gas, per McF                     $    6.66          $    8.93

At various times during the first six months of 2011 our main gas purchaser closed lines for maintenance of their plant. Two new gas meters were required to be installed to comply with Texas Railroad Commission regulations, as well as a delay in locating a new gas compressor motor which needed replaced, which casued a noticeable loss of natural gas production during the six months ending June 30, 2011 compared to the same period in 2010. Bad weather in our area of the Panhandle coupled with the need for major parts replacement on rigs resulted in slightly lower oil production during the first six months of 2011 compared to the same period in 2010. The reduction in our production was offset in part by increased oil prices and the increased production resulting from our acquisition of 15 oil wells in Hutchinson County in May of 2010, which management believes that the wells acquired in this transaction will continue to increase our production and reserves in our 2011 fiscal year.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $800, or approximately 1% in the six months ended June 30, 2011 from the six months ended June 30, 2010. This increase was primarily attributable to the additional depreciation related to the oil and gas properties and equipment acquired during May 2010.

GENERAL AND ADMINISTRATIVE EXPENSES: During the six months ended June 30, our general and administrative expenses increased $5,599, or approximately 2% in 2011 from 2010. Significant components of these expenses include salaries, professional fees, and insurance. Salaries (included in both administrative expenses and operating costs) decreased approximately 8% during 2011, primarily the result of staff reductions. Professional fees increased $40,537, or approximately 74%, during 2011, primarily the result of a change in auditors, as previously disclosed in our Form 8-K filing dated January 25, 2011. Insurance decreased $9,840, or approximately 15%, during 2011.

OVERALL: The majority of the past two years we have continued with the ongoing production, maintenance and enhancements of our 60 currently producing wells in Gray county, as well as bringing into production 2 of our new wells in Hutchinson county during the third quarter of 2010. As a result of these efforts, along with continued increases in oil prices during most of 2010 and 2011, our gross oil revenues increased by approximately $26,000, or 7% during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. During the six months ended June 30, 2011 our gross natural gas revenues decreased approximately $24,000, or 60% due to line closures for repairs. At the same time we were also able to reduce our direct lease and operating costs by $90,020, or 21%, compared to the same period last year.

The Company also recognized a loss of approximately $20,000 related to its investment in an unconsolidated subsidiary (Munda We) in the six months ended June 30, 2011. The Company expects this to be a discrete event, as the Company has terminated this agreement, effective March 22, 2011. However, with our administrative expenses and depreciation remaining stable, we again reported a net loss of $430,156 during the six months ended June 30, 2011, compared to a net loss of $487,868 reported for the same period last year. Management anticipates that both oil and gas production volumes and prices will continue to increase during 2011, as well as continuing to look for opportunities to reduce general and administrative expenses, in an effort to continue to improve profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                   June 30, 2011       December 31, 2010
                                   -------------       -----------------
       Working Capital               $  532,784          $  774,409
       Current Assets                $  727,757          $  922,630
       Current Liabilities           $  194,973          $  148,221
       Stockholders' Equity          $2,188,647          $2,595,703

Our working capital at June 30, 2011 decreased by $241,625, or approximately 31%, from December 31, 2010. Current assets decreased by $194,873 or approximately 21%, while current liabilities increased $46,752, or approximately 31%. Decrease in current assets was attributable to several factors, including a decrease in cash in bank and prepaid insurance.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of June 30, 2011 the Company had $646,177 of cash on hand, which includes restricted cash of $250,000 held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities. Other than financing continuing operations, additional capital would be necessary should we decide to further expand our operations or pursue acquisitions of additional property or significant production equipment.

CASH FLOW: Net cash used during the six months ended June 30, 2011 was $163,921, compared to net cash used of $324,785 during same period in 2010. The most significant factors causing the decrease in net cash flow during the six months ending June 30, 2011 were professional fees of $95,000 and our net loss of $430,156.

Cash used for operations decreased by $23,704, or approximately 14% during the first six months of 2011, compared to 2010. This decrease is primarily related to decrease in other operating expenses from continued Management focus on cost reductions.

EQUITY FINANCING: As of June 30, 2011, our stockholders have contributed $3,548,013 in equity financing. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with PK Advisors, LLC ("PK") in connection with the Company's interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 40,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to PK. Additional cash consideration would be payable to PK for any future investment transactions for which PK provides assistance. The Company recorded professional fees expense of $4,800 related to this agreement in the quarter ending June 30, 2011.

On July 1, 2009, the Company entered into a 24-month non-exclusive consultant agreement with Equity Source Partners, LLC ("ESP") in connection with the Company's interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice. In accordance with this agreement, during each month in the period of 18 months beginning on January 1, 2010, until the consulting agreement is terminated, the Company is obligated to issue 30,000 shares of unregistered common stock and five year warrants to purchase 14,000 shares of our common stock with a strike price of $.125 to ESP. Additional cash consideration would be payable to ESP for any future investment transactions for which ESP provides assistance. The Company recorded professional fees expense of $3,600 related to this agreement in the quarter ending June 30, 2011.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of June 30, 2011, a deferred tax asset of $510,000 has been recognized but partially offset by a valuation allowance of approximately $333,000 due to federal NOL carry-back and carry-forward limitations

Off-Balance Sheet Arrangements:

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

                                                                     Total
                                                   Principal     Offering Price/
     Date               Title and Amount(1)        Purchaser     Consideration
     ----               -------------------        ---------     -------------
June 28, 2011     90,000 shares of common stock.    Advisor         $  0 (1)
June 28, 2011     120,000 shares of common stock.   Advisor         $  0 (1)

----------
(1) Securities issued in consideration for advisory services. See the disclosure provided in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTRACTUAL OBLIGATIONS for a description of these services. The Company recorded professional fees expense of $8,400 related to the issuance of these securities in the quarter ending June 30, 2011.

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

                                        Chancellor Group, Inc.
                                             (Registrant)


                                        By: /s/  Maxwell Grant
                                           ------------------------------------
                                           Chief Executive Officer and
                                           Principal Financial Officer

Dated: August 3, 2011

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