Form 10-Q
period 2011-09-30
CHANCELLOR GROUP INC.
filed 2011-11-09
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.001 par value, was 67,560,030 as of November 2, 2011.

                             Chancellor Group, Inc.

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................    1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....   15

Item 4.  Controls and Procedures........................................   15

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....  16

Item 6.  Exhibits........................................................  16

ITEM 1. FINANCIAL STATEMENTS

                             Chancellor Group, Inc.

                                    I N D E X

                                                                        Page No.
                                                                        --------


Consolidated Balance Sheets as of September 30, 2011 (Unaudited)
and December 31, 2010..................................................    2

Consolidated Statements of Operations
 For the Three and Nine Months Ended September 30, 2011
 and 2010 (Unaudited)..................................................    3

Consolidated Statements of Cash Flows
 For the Nine Months Ended September 30, 2011
 and 2010 (Unaudited)..................................................    4

Notes to Unaudited Consolidated Financial Statements ..................    5

                             Chancellor Group, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30, 2011     December 31, 2010
                                                                ------------------     -----------------
                                                                    (Unaudited)
ASSETS

Current Assets:
  Cash in Bank                                                     $    224,810           $    560,098
  Restricted Cash                                                       250,000                250,000
  Revenue Receivable                                                     58,007                 91,053
  Prepaid Insurance                                                      13,530                 21,479
                                                                   ------------           ------------
Total Current Assets                                                    546,347                922,630
                                                                   ------------           ------------
Property and Equipment:
  Leasehold Costs - Developed                                         1,784,247              1,773,749
  Office Building & Equipment                                           134,630                134,630
  Fleet - Road                                                          155,346                178,929
  Heavy Field Equipment & Tools                                         473,471                455,128
  Accumulated Depreciation and Amortization                            (963,575)              (773,487)
                                                                   ------------           ------------
Total Property and Equipment, Net                                     1,584,119              1,768,949
                                                                   ------------           ------------
Other Assets:
  Investment in Unconsolidated Subsidiary                                    --                 50,000
  Unamortized Letter of Credit                                            3,389                  2,095
  Deposits                                                                  250                    250
                                                                   ------------           ------------
Total Other Assets                                                        3,639                 52,345
                                                                   ------------           ------------

Total Assets                                                       $  2,134,105           $  2,743,924
                                                                   ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $     69,282           $     88,415
  Accrued Expenses                                                       32,278                 59,806
                                                                   ------------           ------------
Total Current Liabilities                                               101,560                148,221
                                                                   ------------           ------------
Stockholders' Equity:
  Series B Preferred Stock: $1,000 par value
   250,000 shares authorized, none outstanding                               --                     --
  Common Stock: $.001 par value
   250,000,000 shares authorized, 67,060,630 and
   66,640,030 shares issued and outstanding, respectively                67,060                 66,640
  Paid in Capital                                                     3,480,953              3,458,273
  Retained Earnings (Deficit)                                        (1,515,468)              (929,210)
                                                                   ------------           ------------
Total Stockholders' Equity                                            2,032,545              2,595,703
                                                                   ------------           ------------

Total Liabilities and Stockholders' Equity                         $  2,134,105           $  2,743,924
                                                                   ============           ============


            See Notes to Unaudited Consolidated Financial Statements

                             Chancellor Group, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
                                   (Unaudited)

                                               For the three months ended            For the nine months ended
                                                      September 30,                        September 30,
                                             ------------------------------       ------------------------------
                                                 2011              2010               2011              2010
                                             ------------      ------------       ------------      ------------
Sales - Net of Royalties Paid:
  Oil                                        $    187,431      $    178,514       $    561,030      $    526,031
  Natural Gas                                      12,363            25,008             28,759            65,495
                                             ------------      ------------       ------------      ------------
Gross Revenues                                    199,794           203,522            589,789           591,526
                                             ------------      ------------       ------------      ------------
Operating Expenses:
  Lease Operating Expenses                         53,677            43,472            149,491           145,327
  Production Taxes                                  9,609            10,114             28,183            29,105
  Other Operating Expenses                        127,169           168,219            376,318           501,347
  General & Administrative Expenses                97,245           162,912            394,464           454,532
  Depreciation, Depletion & Amortization           66,834            66,566            201,448           200,429
                                             ------------      ------------       ------------      ------------
Total Operating Expenses                          354,534           451,283          1,149,904         1,330,740
                                             ------------      ------------       ------------      ------------

Loss From Operations                             (154,740)         (247,761)          (560,115)         (739,214)
                                             ------------      ------------       ------------      ------------
Other Income (Expenses):
  Interest Income                                     422             2,574              1,560             9,383
  Loss from Unconsolidated Subsidiary                  --                --            (20,119)               --
  Gain (Loss) on Sale of Assets                        --            (2,394)                --            (2,394)
                                             ------------      ------------       ------------      ------------
Total Other Income (Expense)                          422               180            (18,559)            6,989
                                             ------------      ------------       ------------      ------------
Financing Charges:
  Interest Expense                                    156                --              1,250                --
  Bank Fees Amortization                            1,629             2,585              6,335             5,809
                                             ------------      ------------       ------------      ------------
Total Financing Charges                             1,785             2,585              7,585             5,809
                                             ------------      ------------       ------------      ------------

Loss before provision for Income Taxes           (156,103)         (250,166)          (586,259)         (738,034)

Provision for Income Taxes                             --                --                 --                --
                                             ------------      ------------       ------------      ------------

Net Loss                                     $   (156,103)     $   (250,166)      $   (586,259)     $   (738,034)
                                             ------------      ------------       ------------      ------------
Net Loss per Share
 (Basic and Fully Diluted)                   $         (*)     $         (*)      $       (.01)     $       (.01)

Weighted Average Number of Common Shares
 Outstanding                                   67,060,030        65,247,589         66,874,910        65,104,813
                                             ============      ============       ============      ============

----------
* Less than $.01 per Share


            See Notes to Unaudited Consolidated Financial Statements

                             Chancellor Group, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
                                   (Unaudited)

                                                                 September 30, 2011        September 30, 2010
                                                                 ------------------        ------------------
Cash Flows From Operating Activities:
  Net Loss                                                          $  (586,259)              $  (738,034)
  Adjustments to Reconcile Net Loss to Net Cash
   Used for Operating Activities:
     Depreciation & Amortization                                        201,448                   200,429
     Non-Cash Stock Compensation                                         23,100                    85,526
     Decrease in Operating Assets                                        89,701                    81,455
     Increase in Operating Liabilities                                  (46,661)                   92,649
                                                                    -----------               -----------
          Net Cash (Used for) Operating Activities                     (318,671)                 (277,975)
                                                                    -----------               -----------
Cash Flows From Investing Activities:
  Sale of Assets Proceeds                                                12,224                     1,000
  Capital Expenditures                                                  (28,841)                 (176,413)
                                                                    -----------               -----------
          Net Cash (Used for) Investing Activities                      (16,617)                 (175,413)
                                                                    -----------               -----------
Cash Flows From Financing Activities:
                                                                             --                        --
                                                                    -----------               -----------
          Net Cash Provided by (Used for) Financing Activities               --                        --
                                                                    -----------               -----------

Net Increase (Decrease) in Cash and Cash Equivalents                   (335,288)                 (453,388)
Cash and Cash Equivalents at the Beginning of the Period                810,098                 1,154,695
                                                                    -----------               -----------

Cash and Cash Equivalents at the End of the Period                  $   474,810               $   701,307
                                                                    ===========               ===========

Supplemental Disclosures of Cash Flows Information
  Interest Paid                                                     $     1,250               $        --

  Income Taxes Paid                                                 $        --               $        --


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011


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

OPERATIONS

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 134 wells, of which 19 are water disposal wells and 2 are gas wells, although "associated" gas is also produced from some oil wells. As of September 30, 2011, approximately 67 oil wells and 2 gas wells located in Gray and Hutchinson counties in the Texas panhandle are actively producing. We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment.

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

We produced a total of 6,272 barrels of oil and 4,654 mcf of gas in the nine months ended September 30, 2011. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

The consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for this year ending December 31, 2011.

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

RESTRICTED CASH

Included in cash in bank at September 30, 2011 are deposits totaling $250,000 which are assigned and held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectibles and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary or recorded at September 30, 2011.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, as reported in the accompanying consolidated balance sheet, approximates fair values.

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

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company did not enter into any business combinations during the quarter ending September 30, 2011.

The Company complies with the accounting guidance related to consolidation of variable interest entities ("VIEs") that requires a reporting entity to determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach, to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company's involvement in a VIE. The Company did not have any VIEs that required consolidation in these financial statements during the quarter ending September 30, 2011.

SUBSEQUENT EVENTS

Events occurring after September 30, 2011, were evaluated through the date this Quarterly Report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

In June 2011, ASU 2011-05, "COMPREHENSIVE INCOME" was issued to provide guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income. The amendments in this update are to be applied retrospectively and are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 are not expected to have a material impact on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2. INCOME TAXES

Deferred income taxes arise from temporary differences in recognition of certain revenues and expenses between financial statement and income tax basis of accounting, and also net operating loss carry-forwards and other tax credit carry-forwards

At September 30, 2011, the Company had a federal net operating loss carry-forward of approximately $2,707,000. A deferred tax asset of approximately $541,000 has been partially offset by a valuation allowance of approximately
$364,000 due to federal net operating loss carry-back and carry-forward limitations.

At September 30, 2011, the Company also had approximately $177,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 67,060,030 shares issued and outstanding as of September 30, 2011.

STOCK BASED COMPENSATION

For the nine months ending September 30, 2011, the Company recognized $23,100 in professional and consulting fees expense related to stock issued, which is recorded in general and administrative expenses.

STOCK OPTIONS AND WARRANTS

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options under FASB ASC Topic 505 "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES", whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For the quarter ending September 30, 2011, no options were issued, exercised or cancelled.

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

On September 30, 2011, the Company had the following outstanding warrants:


                              Remaining        Exercise Price       Weighted
Exercise      Number of    Contractual Life     Times Number         Average
 Price         Shares         (in years)          of Shares       Exercise Price
 -----         ------         ----------          ---------       --------------

$0.025       2,000,000           4               $  50,000
$0.020       4,000,000           4               $  80,000
$0.125         500,000           3.5             $  62,500
$0.125         504,000           4.5             $  63,000
            ----------                           ---------          -------
             7,004,000                           $ 255,500          $ 0.036
            ==========                           =========          =======

                                                    Weighted
                                                     Average       Remaining
                                       Number of    Exercise    Contractual Life
       Warrants                         Shares        Price       (in years)
       --------                         ------        -----       ----------

Outstanding at January 1, 2011        6,836,000      $0.044
                                                     ------
Issued                                  168,000       0.125
Exercised                                    --          --
Expired/Cancelled                            --          --
                                      ---------      ------

Outstanding at September 30, 2011     7,004,000      $0.036           4.0
                                      ---------      ------           ---

Exercisable at September 30, 2011     7,004,000      $0.036           4.0
                                      ---------      ------           ---

EMPLOYEE STOCK OPTIONS

The Company accounts for employee stock options under FASB ASC Topic 718 "COMPENSATION-STOCK COMPENSATION". The Company issued no employee stock options and had none outstanding as of September 30, 2011.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                              Balance                                             Balance
                                            December 31,                                       September 30,
                                               2010           Additions        Deletions           2011
                                            ----------        ---------        ---------        ----------
Auto/Transportation Equipment               $  178,929       $       --       $   23,583        $  155,346
Buildings & Improvements                       125,280               --               --           125,280
Leasehold Costs - Developed                  1,773,749           10,498               --         1,784,247
Furniture, Fixtures & Office Equipment           9,350               --               --             9,350
Machinery & Equipment                          455,128           18,343               --           473,471
                                            ----------       ----------       ----------        ----------
                                            $2,542,436       $   28,841       $   23,583        $2,547,694
                                            ==========       ==========       ==========        ==========

Less: Accumulated Depreciation                 773,487          134,614           11,360           963,575
                                            ----------       ----------       ----------        ----------
                                            $1,768,949       $  134,614       $   11,360        $1,584,119
                                            ==========       ==========       ==========        ==========

NOTE 5. CONTINGENT LIABILITY

Chancellor is from time to time involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to Chancellor's business, and a current proceeding against Gryphon (Cause no. 36433 in the 223rd District Court in Gray County, Texas) in which Gryphon has made a counterclaim for declaratory judgment, Chancellor is not a party to, nor is any of their property the subject of, any material legal proceedings. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Chancellor's management, any such liability will not have a material adverse effect upon Chancellor's financial condition, results of operations or cash flows.

NOTE 6. LONG-TERM DEBT

The Company had no long-term debt at September 30, 2011.

At September 30, 2011, the Company had an irrevocable blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas activities, which is secured by certain bank deposits totaling $250,000. The Company has recognized approximately $4,019 in amortization expense related to bank fees associated with this letter of credit in the nine months ending September 30, 2011, and currently has approximately $3,389 in unamortized bank fees as of September 30, 2011.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board. The Company has paid $72,000 for those services during the nine months ending September 30, 2011.

NOTE 9. SUBSEQUENT EVENTS

Events occurring after September 30, 2011 were evaluated through the date this Quarterly Report was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

On October 18, 2011, Gryphon Production Company, LLC, a wholly owned subsidiary of Chancellor Group, Inc., and LCB Resources, LLC, located in Kingfisher, Oklahoma, entered into a Purchase and Sale Agreement "Agreement" pursuant to which Gryphon will sell and LCB Resources, LLC will purchase substantially all of the assets of Gryphon. Assets to be sold include all of Gryphon's facilities and equipment located in Pampa, Texas and most all of Gryphon's oil and gas properties (both producing and non-producing wells), leases and drilling rights located in Gray and Hutchinson counties in the Texas Panhandle, excluding only four producing wells and one water disposal well. Gryphon will also retain its operator's license with the Texas Railroad Commission and continue to operate the Hood Leases.

Under the terms of the Agreement, LCB Resources, LLC will pay Gryphon $2,050,000 in cash for the assets, subject to certain conditions and adjustments as set forth in the Agreement. Approval of the Agreement must be obtained by at least a majority of the outstanding stockholders of Chancellor common stock. Management anticipates to complete the asset sale sometime during the fourth quarter of 2011 although delays could occur. The Agreement provides for a December 15, 2011 termination date, although an extension may be possible if both parties agree. Further information, including the Purchase and Sale Agreement, is provided in our Form 8-K filing on October 20, 2011.

On October 13, 2011, the Company entered into a consulting agreement for 500,000 shares of stock and $3,000. The agreement is for six months with an additional 200,000 shares and $3,000 payable monthly.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of November 2, 2011, there are 67,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010:

PRODUCTION: During the three months ended September 30, 2011, we produced and sold 2,251 barrels of oil and produced and sold 2,165 mcf of gas, generating $199,794 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 2,489 barrels of oil and 2,976 mcf of gas, generating $203,522 in gross revenues net of royalties paid during the three months ended September 30, 2010. We had 67 wells actually producing oil and 2 producing gas at September 30, 2011, and had 72 wells actually producing oil and 2 producing gas at September 30, 2010.

The following table summarizes our production volumes and average sales prices for the three months ended September 30:

                                             2011                2010
                                           --------            --------
     Oil and Gas Sales:
       Oil Sales (Bbl)                       2,251               2,489
       Natural Gas Sales (Mcf)               2,165               2,976

     Average Sales Price:
       Oil, per Bbl                         $83.27              $71.72
       Gas, per McF                         $ 5.54              $ 8.40

A small decline in oil production was more than offset by an increase in oil prices resulting in a slight increase in oil revenues during the third quarter compared to the same quarter in 2010. Decreases in production combined with price declines resulted in a decrease in natural gas revenues during the third quarter compared to the same quarter in 2010.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased only $300, or approximately 1% in the three months ended September 30, 2011 from the three months ended September 30, 2010. This increase was primarily attributable to the additional depreciation related to the oil and gas properties and equipment acquired during May 2010.

GENERAL AND ADMINISTRATIVE EXPENSES: During the three months ended September 30, our general and administrative expenses decreased $65,667, or approximately 40% in 2011 from 2010, due primarily to a reduction in consultant fees, travel expenses and insurance costs.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010:

PRODUCTION: During the nine months ended September 30, 2011, we produced and sold 6,272 barrels of oil and produced and sold 4,654 mcf of gas, generating $589,789 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 7,156 barrels of oil and 7,909 mcf of gas, generating $591,526 in gross revenues net of royalties paid during the nine months ended September 30, 2010. We had 67 wells actually producing oil and 2 producing gas at September 30, 2011, and had 72 wells actually producing oil and 2 producing gas at September 30, 2010.

The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 134 wells, of which 19 are water disposal wells and 2 are gas wells, although "associated" gas is also produced from some oil wells. As of September 30, 2011, approximately 69 wells were actively producing. We also own and operate our 15.9 acre property, with its shop, yard and office complex. Company equipment includes two work-over rigs as well as other oil field related equipment. In addition, we own approximately 4,830 gross and net acres of production rights on six leases, which includes 500 gross and net acres of undeveloped acreage, approximately 300 acres of which was previously owned by Mobil, and the balance of approximately 200 acres on the Worley Combs lease. The six leases have production rights for oil, casing-head gas and natural gas.

The following table summarizes our production volumes and average sales prices for the nine months ended September 30:

                                             2011                2010
                                           --------            --------
     Oil and Gas Sales:
       Oil Sales (Bbl)                       6,272               7,156
       Natural Gas Sales (Mcf)               4,654               7,909

     Average Sales Price:
       Oil, per Bbl                         $89.45              $73.51
       Gas, per McF                         $ 6.14              $ 8.78

At various times during the first nine months of 2011 our main gas purchaser closed lines for maintenance of their plant. Two new gas meters were required to be installed to comply with Texas Railroad Commission regulations, as well as a delay in locating a new gas compressor motor which needed replaced, which caused a noticeable loss of natural gas production during the nine months ending September 30, 2011 compared to the same period in 2010. Bad weather in early 2011 in our area of the Panhandle coupled with the need for major parts replacement on rigs resulted in slightly lower oil production during the first nine months of 2011 compared to the same period in 2010. The reduction in our production was offset in part by increased oil prices and the increased production resulting from our acquisition of 15 oil wells in Hutchinson County in May of 2010, which management believes that the wells acquired in this transaction will continue to increase our production and reserves in our 2011 fiscal year.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $1,000, or approximately 1% in the nine months ended September 30, 2011 from the nine months ended September 30, 2010. This increase was primarily attributable to the additional depreciation related to the oil and gas properties and equipment acquired during May 2010.

GENERAL AND ADMINISTRATIVE EXPENSES: During the nine months ended September 30, our general and administrative expenses decreased $60,068, or approximately 13% in 2011 from 2010. Significant components of these expenses include salaries, professional fees, and insurance costs. Professional fees increased $28,349, or approximately 29%, during 2011, primarily the result of a change in auditors, as previously disclosed in our Form 8-K filing dated January 25, 2011. Consulting fees decreased by $59,675, or approximately 40%, during 2011. Insurance decreased $9,446, or approximately 15%, during 2011. Travel expenses decreased by $17,955, or approximately 32%, during 2011.

OVERALL: The majority of the past two years we have continued with the ongoing production, maintenance and enhancements of our producing wells in Gray county, as well as bringing into production 2 of our new wells in Hutchinson county during the third quarter of 2010. As a result of these efforts, along with continued increases in oil prices during most of 2010 and 2011, our gross oil revenues increased by approximately $35,000, or 7% during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011 our gross natural gas revenues decreased approximately $36,000, or 56% due to line closures for repairs and periodic shutdowns or slowdowns in pressure due to compressor or plant problems. At the same time we were also able to reduce our direct lease and operating costs by $120,000, or 18%, compared to the same period last year.

The Company also recognized a loss of approximately $20,000 related to its investment in an unconsolidated subsidiary (Munda We) in the nine months ended September 30, 2011. The Company expects this to be a discrete event, as the Company has terminated this agreement, effective March 22, 2011. However, with our continued efforts to reduce administrative expenses and other operating expenses, we reported a smaller net loss of $586,259 during the nine months ended September 30, 2011, compared to a net loss of $738,034 reported for the same period last year. Management anticipates that both oil and gas production volumes and prices will continue to increase during 2011, as well as continuing to look for opportunities to reduce general and administrative expenses, in an effort to continue to improve profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                     September 30, 2011       December 31, 2010
                                     ------------------       -----------------

     Working Capital                     $  444,787              $  774,409
     Current Assets                      $  546,347              $  922,630
     Current Liabilities                 $  101,560              $  148,221
     Stockholders' Equity                $2,032,545              $2,595,703

Our working capital at September 30, 2011, decreased by $329,622 or approximately 43%, from December 31, 2010. Current assets decreased by $376,283 or approximately 41%, while current liabilities decreased $46,661, or approximately 31%. Decrease in current assets was attributable to several factors, including a decrease in cash in bank, revenue receivables and prepaid insurance.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of September 30, 2011 the Company had $474,810 of cash on hand, which includes restricted cash of $250,000 held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities. Other than financing continuing operations, additional capital would be necessary should we decide to further expand our operations or pursue acquisitions of additional property or significant production equipment.

CASH FLOW: Net cash used during the nine months ended September 30, 2011 was $335,288, compared to net cash used of $453,388 during same period in 2010. The most significant factors causing the decrease in net cash flow during the nine months ending September 30, 2011 were professional fees of $126,000 and our net loss of $586,259.

EQUITY FINANCING: As of September 30, 2011, our stockholders have contributed $3,548,013 in equity financing. We do not anticipate that significant equity financing will take place in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the "SEC") issued "FINANCIAL REPORTING RELEASE NO. 60 CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements provided in this Quarterly Report on Form 10-Q.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of September 30, 2011, a deferred tax asset of $510,000 has been recognized but partially offset by a valuation allowance of approximately $333,000 due to federal NOL carry-back and carry-forward limitations

OFF-BALANCE SHEET ARRANGEMENTS:

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

There were no shares issued during the quarter ending September 30, 2011.

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

3.4 By-Laws (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000.)

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

10.2 Purchase and Sale Agreement by and between Gryphon Production Co., LLC, and LCB Resources dated as of October 18, 2011 (incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2011.)

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes- Oxley Act of 2002.

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

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

Dated: November 2, 2011

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

3.4 By-Laws (incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form 10-SB12G, filed with the Securities and Exchange Commission on April 5, 2000.)

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

10.2 Purchase and Sale Agreement by and between Gryphon Production Co., LLC, and LCB Resources dated as of October 18, 2011 (incorporated by reference to Exhibit No. 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2011.)

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes- Oxley Act of 2002.

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.