Form 10-K
period 2011-12-31
CHANCELLOR GROUP INC.
filed 2012-03-26
CIK 894544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended: December 31, 2011

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

          500 Taylor Street, Plaza Two - Suite 200, Amarillo, TX 79105
          (Address of principal executive offices, including zip code)

         Issuer's Telephone Number, Including Area Code: (806) 322-2731

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by  checkmark  if the  registrant  is not  required to file  reports to
Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [X] No [ ]

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of  Regulation  S-K  (ss.229.405)  is not  contained  herein,  and  will  not be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

The aggregate  market value of the voting and  non-voting  common equity held by non-affiliates  as of the last  business day of the  registrant's  most recently completed second fiscal quarter was $2,682,401

Number of shares of Common Stock outstanding as of March 26, 2012: 68,560,030
Documents incorporated by reference:  None
                               TABLE OF CONTENTS

PART I

Item 1.      Business.                                                         1

Item 1A.     Risk Factors.                                                     3

Item 1B.     Unresolved Staff Comments.                                        5

Item 2.      Properties.                                                       5

Item 3.      Legal Proceedings                                                 8

Item 4.      (Removed and Reserved)                                            8

PART II

Item 5.      Market for Registrant's Common Equity, Related Shareholder
             Matters and Issuer Purchases of Equity Securities                 8

Item 6.      Selected Financial Data.                                          9

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                        9

Items 7A.    Quantitative and Qualitative Disclosures About Market Risk.      13

Item 8.      Financial Statements and Supplementary Data.                     15

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.                                        33

Item 9A (T). Controls and Procedures.                                         33

Item 9B.     Other Information                                                33

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.          34

Item 11.     Executive Compensation                                           35

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.                                 36

Item 13.     Certain Relationships and Related Transactions, and Director
             Independence.                                                    37

Item 14.     Principal Accountant Fees and Services                           37

Item 15.     Exhibits and Financial Statement Schedules.                      37

SIGNATURES                                                                    39
                                     PART I

ITEM 1. BUSINESS.

Chancellor Group, Inc., a Nevada  corporation  ("we", "us",  "Chancellor" or the
"Company"),  was  organized  under  the  laws of the  state  of Utah in 1986 and subsequently  reorganized  under the laws of the state of Nevada in 1993. We are an  independent  oil and gas  exploration  and  development  company  focused on building and  revitalizing  our oil and gas  properties  located in the State of
Texas.  The Company is organized as a producing oil and gas company and licensed as an  operator  by the Texas  Railroad  Commission.  We are in the  business of acquisition, exploration, and development of oil and natural gas properties. Our common stock is quoted on the Over-The-Counter  Bulletin Board market and trades under the symbol CHAG.OB.  As of December 31, 2011, there were 67,960,030 shares of our common stock issued and outstanding.

BUSINESS DEVELOPMENTS

On December 13, 2011,  Gryphon  Production  Company,  LLC ("Gryphon"),  a wholly owned  subsidiary of the "Company",  completed the previously  announced sale of substantially all of the assets of Gryphon to LCB Resources, an Oklahoma limited liability company ("LCB").

Pursuant to the terms of the Purchase and Sale Agreement dated October 18, 2011,
LCB  purchased  all of Gryphon's  right,  title and interest in certain  leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB constituted  approximately 82% of the company's consolidated assets as of
September 30, 2011 and contributed  approximately 95% and 77%, respectively,  of the Company's consolidated gross revenues and total expenses for the nine months then ended.

Under the terms of the Purchase and Sale Agreement,  LCB paid Gryphon $2,050,000 in cash,  subject to certain  adjustments  as set forth in the Purchase and Sale
Agreement.

The Company has  continued to maintain a total of four (4)  producing  wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas  Railroad  Commission  and continue to operate the Hood Leases itself.
The  proceeds  from the asset  sale will be used to provide  working  capital to
Gryphon  and for  future  corporate  purposes  including,  but not  limited  to, possible acquisitions and other corporate programs and purposes that have yet to be identified.

DESCRIPTION OF PROPERTIES

At December 31, 2011, the Company and its wholly-owned subsidiaries, Gryphon and
Gryphon  Field  Services,  LLC, own 5 wells  located in Gray County in the Texas
Panhandle, of which 4 are actively producing oil wells and 1 is a water disposal well.

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

It is uncertain what structural changes in the industry (mining for oil and gas)
may need to be modified  due to political  changes in the  national  government, availability  of financing,  and concerns  created by  expectations  that evolve around the  concepts  of carbon  credits.  In general it is a buyer's  market if financing is available.  The Company does not anticipate any severe effects upon

its  structure  in the  short-term  due to any of the  above-mentioned  concerns because of the size and nature of the Company's operations.

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

MARKETING AND CUSTOMERS

The  Company  plans to further  develop  its  domestic  oil and gas  properties, located in Gray County,  Texas, and possibly to acquire additional producing oil and gas properties.  The Company's major customers,  which primarily all oil and gas  production is sold to, are Plains  Marketing and DCP  Midstream.  Given the
number of readily available purchasers for our products, it is unlikely that the loss of a single  customer  in the  areas in  which we sell our  products  would materially affect our sales.

ENVIRONMENTAL REGULATIONS

We are  subject  to  extensive  and  complex  federal,  state and local laws and regulations  governing the protection of the  environment  and of the health and safety of our employees. These laws and regulations may, among other things:

     *    require  the   acquisition  of  various  permits  before  drilling  or
          production commences;
     *    require the installation of expensive pollution control equipment;
     *    require safety-related procedures and personal protective equipment to be used during operations;
     *    restrict  the  types,   quantities  and   concentrations   of  various
          substances  that can be released  into the  environment  in connection with  natural  gas and oil  drilling  production,  transportation  and treating activities;
     *    suspend,  limit,  prohibit or require  approval  before  construction, drilling and other activities; and
     *    require  remedial  measures to mitigate  pollution from historical and ongoing  operations,  such as the  closure  of pits  and  plugging  of abandoned wells.

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

The Company did not incur any material  environmental costs in 2011, nor has the
Company  been  notified  of any  material  environmental  obligations  from  any governmental authorities.

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

EMPLOYEES

As of December 31, 2011, we had 6 full-time employees.

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

     *    worldwide and domestic supplies of crude oil and natural gas;
     *    actions taken by foreign oil and gas producing nations;
     *    political  conditions  and  events  (including  instability  or  armed conflict) in crude oil or natural gas producing regions;
     *    the level of global crude oil and natural gas inventories;
     *    the price and level of foreign imports;
     *    the price and availability of alternative fuels;
     *    the availability of pipeline capacity and infrastructure;
     *    the availability or crude oil transportation and refining capacity;
     *    weather conditions;
     *    electricity dispatch;
     *    domestic and foreign governmental regulations and taxes; and
     *    the overall economic environment.

Significant  declines in crude oil and natural gas prices for an extended period may have the following effects on our business:

     *    limiting  our  financial  condition,  liquidity,  ability  to  finance planned capital expenditures and results of operations;
     *    reducing  the amount of crude oil and  natural gas that we can produce economically;
     *    causing us to delay or postpone some of our capital projects;
     *    reducing our revenues, operating income and cash flows;
     *    reducing  the  carrying  value  of  our  crude  oil  and  natural  gas properties; or
     *    limiting  our  access  to  sources  of  capital,  such as  equity  and long-term debt.

THE CURRENT  ECONOMIC  ENVIRONMENT  COULD HAVE A MATERIAL  ADVERSE IMPACT ON OUR
FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS.

The oil and gas  industry  is  cyclical  in nature and tends to reflect  general economic  conditions.  The U.S. and other world economies  remain in an economic downturn  which  could  last well into 2012 and  beyond.  The  current  economic environment  may lead to significant  fluctuations in demand and pricing for our crude oil and natural gas  production,  such as the decline in commodity  prices which  occurred  during  2008 and into 2009.  If  commodity  prices  continue to fluctuate it could significantly impact our overall financial performance.

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

     *    production rates, reservoir pressure and other subsurface information;
     *    future oil and gas prices;
     *    assumed effects of governmental regulation;
     *    future operating costs;
     *    future property,  severance,  excise and other taxes incidental to oil and gas operations;
     *    capital expenditures; and
     *    work-over and remedial costs.

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

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTIES

At December 31, 2011, the Company and its wholly-owned subsidiaries, Gryphon and
Gryphon  Field  Services,  LLC, own 5 wells  located in Gray County in the Texas
Panhandle, of which 4 are actively producing oil wells and 1 is a water disposal well.

PROVED RESERVES

The  following  historical  estimates of net proved oil and natural gas reserves are based on reserve reports as of December 31, 2011 and December 31, 2010, both of which were prepared by independent petroleum engineers. The reserve report as of  December  31,  2011 and 2010 were  based on the  average  price  during  the
12-month  period  ended  December  31,  2011 and 2010,  respectively,  using the first-day-of-the-month price for each month.

The Company  maintains  internal  controls to ensure the  reliability of reserve estimations, including:

     *    Engaging  an  independent   third-party   reservoir   engineering  and
          geo-science  professional  firm to prepare all of our estimated proved reserves, and
     *    Senior  management  reviewing all reserve  studies  annually to verify
          that  accurate   production   and  cost  variables  are  used  by  the
          third-party engineering firm.

GSM, INC., a registered petroleum  engineering firm located in Amarillo,  Texas, prepared reports of estimated proved reserves of oil and natural gas for our net interest  in certain  oil and  natural  gas  properties  comprising  100% of our estimated  proved reserves (by volume) at year-end.  A copy of the report issued by GSM, Inc. is filed with this Annual Report on Form 10-K as Exhibit 99.1.  The qualifications  of the technical  person of this firm primarily  responsible for overseeing  his firm's  preparation  of the Company's  reserve  estimates is set forth below:

     *    Over 40 years of practical experience in petroleum  engineering,  with
          primarily  all  of  this  experience   being  in  the  estimation  and
          evaluation of reserves,
     *    A registered professional engineer in the state of Texas,
     *    Bachelor of Science Degree in Petroleum Engineering,
     *    Bachelor of Science Degree in Geology,
     *    Master of Science Degree in Geology.

A summary of our proved oil  reserves,  all of which are located in Gray County,
Texas, is presented below:

                                                           December 31,
                                                 -------------------------------
Estimated Proved Reserves                          2011                   2010
                                                 --------               --------
Developed
  Oil, (Bbl)                                       17,326                232,954
  Natural gas (Mcf)                                    --                482,730

Undeveloped
  Oil, (Bbl)                                           --                     --
  Natural gas (Mcf)                                    --                     --

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

The table  below  represents  the  Company's  estimate  of proved  oil  reserves attributable  to the  Company's net interest in oil and gas  properties,  all of which  are  located  in Gray  County  in the  Texas  panhandle,  based  upon the evaluation by the Company and its independent  petroleum  engineers of pertinent geoscience and engineering  data in accordance with the SEC's  regulations.  The
Company does not have any proved undeveloped reserves and there were no material changes in the  Company's  undeveloped  reserves  during the fiscal years ending
December 31, 2011, and 2010.  Estimates of all of the Company's  proved reserves
have  been  prepared  by   independent   reservoir   engineers  and   geoscience
professionals  and are reviewed by members of the Company's senior management to ensure that the Company consistently applies rigorous professional standards and the reserve  definitions  prescribed by the SEC.  Management  has elected not to include  probable  and  possible  reserves  in its  reserve  studies and related disclosures.

                                                                              Total Future
                    Net Oil       Net Gas                     Total Future     Severance &                  Discounted
                    Reserves     Reserves     Total Future     Projected       Ad Valorem    Future Net     Per Annum
Proved Developed    (Barrels)      (Mcf)      Net Revenue         Cost            Taxes      cash flow        as 10%
----------------    ---------      -----      -----------         ----            -----      ---------        ------

2011
  Producing          17,326            --     $ 1,554,791      $   606,564     $   133,712   $   814,515   $   246,543

2010
  Producing         232,954       482,730     $21,290,293      $ 7,129,897     $ 1,936,790   $12,223,607   $ 4,900,562

The  Company  did not drill  any wells or  conduct  any  exploratory  activities
(including any  implementation  of mining methods) during the fiscal years ended
December  31,  2011,  2010 or 2009,  although  the Company did deepen one of its existing  wells  during the fiscal year ended  December  31, 2009 (which did not result in any  incremental  increase in  production).  However,  the Company did capitalize  $10,498 and $48,560 of  development  costs  related to remedial  and restoration  work to its existing  proved  developed  properties  for the fiscal years ended December 31, 2011 and 2010, respectively.

As of March 25, 2012,  the Company was not in the process of drilling any wells, installing any waterfloods or undertaking any pressure maintenance operations or other related activities of material importance.

As of March 25, 2012,  the Company  owned an interest in  approximately  5 gross wells and 5 net wells,  all of which are  located in the brown  dolomite  and/or granite wash  formations in Gray County,  Texas.  There is no minimum  remaining term of leases as all  acreage is  currently  held by  production  or some other savings clause contained in the respective lease document.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized  measure of discounted cash flows and summary of the changes in the  standardized  measure  computation  from  year  to  year  are  prepared  in accordance with ASC Topic 932. The assumptions  that underlie the computation of the standardized measure of discounted cash flows may be summarized as follows:

     *    the  standardized  measure  includes the Company's  estimate of proved oil, natural gas and natural gas liquids reserves and projected future production volumes based upon economic conditions;
     *    pricing  is applied  based  upon  12-month  average  market  prices at
          December  31, 2011 and  December 31,  2010.  The  calculated  weighted average per unit prices for the Company's  proved  reserves and future net revenues were as follows:

                                                       At December 31,
                                                     2011          2010
                                                   -------       -------
          Oil (per barrel)                         $ 89.74       $ 75.73
          Natural gas (per Mcf)                    $   n/a       $  7.56

     *    future  development  and production  costs are  determined  based upon actual cost at year-end;
     *    the standardized  measure includes  projections of future  abandonment costs based upon actual costs at year-end; and
     *    a discount  factor of 10% per year is applied  annually  to the future net cash flows.

PRODUCTION AND PRICE HISTORY

                                          For Year Ended December 31,
                                    ----------------------------------------
                                      2011           2010            2009
                                    --------       ---------       ---------
Production:
  Oil Sales (Bbl)                      7,794           9,854          11,600
  Natural Gas Sales (Mcf)              6,546          10,199          14,612
Average Sales Price:
  Oil, per Bbl                      $  88.54       $   75.64       $   52.21
  Gas, per MMCF                     $   6.57       $    9.06       $    6.10
Expenses per Bble:
  Lease Operating Expenses          $  14.86       $   23.51       $   21.58
  Production Taxes                  $   3.96       $    3.54       $    2.59

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. (REMOVED AND RESERVED).

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

      Class            Quarter Ended             High*         Low*
      -----            -------------             -----         ----
      Common           Mar. 31, 2011             0.10          0.06
      Common           June 30, 2011             0.08          0.04
      Common           Sept. 30, 2011            0.05          0.03
      Common           Dec. 31, 2011             0.04          0.01

      Common           Mar. 31, 2010             0.09          0.05
      Common           June 30, 2010             0.08          0.04
      Common           Sept. 30, 2010            0.11          0.04
      Common           Dec. 31, 2010             0.11          0.03

----------
*    Quotations reflect inter-dealer prices,  without retail mark-up,  mark-down or commission and may not necessarily represent actual transactions.

(b) Common Stock: On December 31, 2011,  there were 67,960,030  shares of common stock issued and  outstanding,  which were held by more than 400 stockholders of record  excluding  individuals  holding  securities  in street name.  Our common shares are issued in registered form. Quicksilver Stock Transfer LLC, 6623 South
Las Vegas Blvd, Suite 255, Las Vegas, NV 89119(Telephone  702.629.1883),  is the
registrar and transfer agent for our common shares.

The  Company has never paid cash  dividends  on its common  stock and  currently intends to continue its policy of  retaining  all of its earnings for use in its business.

(c) Preferred  Stock:  The Company at December 31, 2011 had no preferred  shares issued and outstanding.

(d) Unregistered Sales of Equity Securities and Use of Proceeds.

The following  table sets forth the sales of unregistered  securities  since the
Company's last report filed under this item.

                                                                     Total
                                Principal                        Offering Price/
     Date                   Title and Amount (1)     Purchaser   Consideration
     ----                   --------------------     ---------   -------------
January 15, 2012     200,000 shares of common stock   Advisor       $ 0 (1)
February 15, 2012    200,000 shares of common stock   Advisor       $ 0 (1)
March 15, 2012       200,000 shares of common stock   Advisor       $ 0 (1)

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

BACKGROUND

In April 2007 we commenced operations with what were 84 actually producing wells in Gray and Carson  counties,  Texas.  On July 22, 2008,  we had entered into an
Agreement,  effective  as of June 1,  2008 with  Legacy  Reserves  Operating  LP
("Legacy")  for the  sale of our oil and gas  wells  in  Carson  County,  Texas, representing for  approximately  84% of our oil and gas production at that time.
In 2010, the Company acquired three additional  properties in Hutchinson  County including approximately 16 wells for a purchase price of approximately $150,000.
In 2011, the Company continued our operational and restoration  programs and the production  capacity from our 67 actively producing wells in Gray and Hutchinson counties. Pursuant to the terms of the Purchase and Sale Agreement dated October
18, 2011,  LCB purchased all of Gryphon's  right,  title and interest in certain leases, wells,  equipment,  contracts,  data and other designated property.  The assets sold to LCB constituted  approximately 82% of the company's  consolidated assets as of  September  30,  2011 and  contributed  approximately  95% and 77%, respectively,  of the Company's  consolidated  gross revenues and total expenses for the nine  months  then  ended.  Under  the  terms of the  Purchase  and Sale
Agreement,  LCB paid Gryphon $2,050,000 in cash, subject to certain  adjustments as set forth in the Purchase and Sale Agreement.

The Company has  continued to maintain a total of four (4)  producing  wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas  Railroad  Commission  and continue to operate the Hood Leases itself.
The  proceeds  from the asset  sale will be used to provide  working  capital to
Gryphon  and for  future  corporate  purposes  including,  but not  limited  to, possible acquisitions and other corporate programs and purposes that have yet to be identified.

Our common stock is quoted on the  Over-The-Counter  market and trades under the symbol CHAG.OB. As of March 26, 2012, there were 68,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Twelve Months Ended  December 31, 2011 Compared to Twelve Months Ended  December
31, 2010

PRODUCTION:  During 2011, we produced and sold 7,794 barrels of oil and produced and  sold  6,546  mcf of gas,  generating  $733,268  in  gross  revenues  net of royalties paid, with a one month lag in receipt of revenues for the prior months sales,  as compared with 9,854 barrels of oil and 10,199 mcf of gas,  generating
$834,084 in gross  revenues  net of royalties  paid during 2010.  We had 4 wells actually  producing  oil and none  producing gas at December 31, 2011 and had 67 wells actually producing oil and 2 producing gas at December 31, 2010.  Pursuant to the terms of the  Purchase and Sale  Agreement  dated  October 18, 2011,  LCB purchased all of Gryphon's right,  title and interest in certain leases,  wells, equipment, contracts, data and other designated property. The assets sold to LCB constituted  approximately  82%  of  the  company's  consolidated  assets  as of
September 30, 2011 and contributed  approximately 95% and 77%, respectively,  of the Company's consolidated gross revenues and total expenses for the nine months then ended. Under the terms of the Purchase and Sale Agreement, LCB paid Gryphon
$2,050,000 in cash, subject to certain  adjustments as set forth in the Purchase and Sale  Agreement.  The Company  recognized a gain of  approximately  $414,000 related to the sale of assets to LCB.

The Company has  continued to maintain a total of four (4)  producing  wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas  Railroad  Commission  and continue to operate the Hood Leases itself.
The  proceeds  from the asset  sale will be used to provide  working  capital to
Gryphon  and for  future  corporate  purposes  including,  but not  limited  to, possible acquisitions and other corporate programs and purposes that have yet to be identified.

The following table  summarizes our production  volumes and average sales prices for the years ended December 31:

                                      2011           2010
                                    --------       ---------
Production:
  Oil Sales (Bbl)                      7,794           9,854
  Natural Gas Sales (Mcf)              6,546          10,199

                                       10
Average Sales Price:
  Oil, per Bbl                      $  88.54       $   75.64
  Gas, per McF                      $   6.57       $    9.06

The  decrease  in net sales of both oil and  natural  gas  during the year ended
December 31, 2011 (as compared to the year ended  December 31, 2010) resulted in part  from  the  sale of  substantially  all of our  producing  wells  effective
December 1, 2011 to LCB. The reduction in our  production  was offset in part by higher oil prices in 2011.  The decline in natural gas production was the result of inclement  weather in the first  quarter of 2011 and down time due to repairs and maintenance on gas compressor equipment.

 DEPRECIATION  AND  AMORTIZATION:   Expense   recognized  for  depreciation  and
amortization of property and equipment decreased $19,589, or approximately 7% in
2011  from  2010.  This  decrease  was  primarily  attributable  to the  sale of substantially all of our producing wells effective December 1, 2011 to LCB.

GENERAL AND ADMINISTRATIVE EXPENSES: During 2011, our general and administrative expenses decreased $53,009,  or approximately 9% in 2011 from 2010.  Significant components of these expenses include salaries, professional fees, and insurance.
Salaries  (included  in  both  administrative   expenses  and  operating  costs)
decreased   approximately  20%  during  2011,  primarily  the  result  of  staff reductions beginning in January 2011.  Professional fees increased approximately
19% during 2011, primarily the result of increased consultation costs with third parties. Insurance decreased approximately 16% during 2011.

OVERALL: The majority of the past year we continued with the ongoing production, maintenance  and  enhancements  of our  producing  wells in Gray and  Hutchinson counties.  As a result of these efforts,  along with continued  increases in oil prices during most of 2011, our gross revenues for 2011 are $733,268.  Effective
December 1, 2011, pursuant to the terms of the Purchase and Sale Agreement dated
October 18, 2011,  LCB purchased all of Gryphon's  right,  title and interest in certain leases, wells, equipment, contracts, data and other designated property.
The  assets  sold  to  LCB  constituted   approximately  82%  of  the  company's
consolidated  assets as of September 30, 2011 and contributed  approximately 95%
and 77%,  respectively,  of the Company's  consolidated gross revenues and total expenses  for the nine months then ended.  Under the terms of the  Purchase  and
Sale  Agreement,  LCB paid  Gryphon  $2,050,000  in  cash,  subject  to  certain adjustments  as set  forth in the  Purchase  and  Sale  Agreement.  The  Company recognized a gain of $414,710 on the sale of these assets to LCB. During 2011 we were also able to reduce our direct lease and operating  costs by  approximately
$236,000,  or 26% during 2011. However, we again reported a net loss of $341,241 during 2011, compared to a net loss of $943,233 reported for 2010.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW:  The following table highlights  certain  information  relation to our liquidity and capital resources at December 31:

                                                 2011                    2010
                                              ----------              ----------
Working Capital                               $2,253,170              $  774,409
Current Assets                                $2,424,020              $  922,630
Current Liabilities                           $  170,850              $  148,221
Stockholders' Equity                          $2,284,463              $2,595,703

Our  working   capital  at  December  31,  2011  increased  by  $1,478,761,   or
approximately 190%, from December 31, 2010, primarily from the sale of assets to
LCB. Current assets increased by $1,501,390 or approximately 162%, while current liabilities  increased  $22,629,  or approximately 15%, primarily as a result of the timing of cash disbursements.

Our capital  resources  consist  primarily of cash from operations and permanent financing,  in the form of capital  contributions  from our stockholders.  As of
December 31, 2011 the Company had  $2,336,776  of cash on hand,  which  includes

                                       11
restricted  cash of $250,000 held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities.

CASH FLOW: Net cash generated  during 2011 was $1,526,678,  compared to net cash used of $594,597 during 2010. The most  significant  factor causing the increase in net cash flow  during 2011 was the sale of assets to LCB on December 1, 2011, which generated a net cash flow of $1,923,085.

Cash used for operations  decreased by $6,559,  or approximately 2% during 2011, compared to 2010.

Cash used for investing  activities  increased by $2,163,466,  or  approximately
840% during 2011,  compared to 2010,  primarily due to the sale of assets to LCB which generated a net cash flow of 1,923,085.

Cash provided by financing  activities  decreased by $48,750,  or  approximately
100% during 2011,  compared to 2010,  as there were not any  issuances of common stock for cash in 2011 compared to 2010.

EQUITY  FINANCING:  As of December 31, 2011, our  stockholders  have contributed
$3,566,013 in equity  financing.  We do not anticipate that  significant  equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On October 13, 2011, the Company entered into a consulting agreement for 500,000 shares of stock and $3,000.  The  agreement is for six months with an additional
200,000 shares and $3,000 payable  monthly.  The company  recognized  $18,000 in consulting  fee  expense  in  relation  to the  stock  issued  pursuant  to this agreement in 2011.

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

                                       12
As of December 31, 2010,  we had proved  reserves of 1.888 bcfe at 2010 12-month average prices of $7.56 per mcf and $75.73 per barrel before price  differential adjustments.  As of December  31, 2011,  we had proved  reserves of .103 bcfe at
2011  12-month  average  prices of $89.74 per barrel  before price  differential adjustments. This decrease in reserves is due primarily to sale of assets to LCB for a gross sales price of $2,050,000.

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

If (i) oil and natural gas prices were to decrease  significantly  below present levels  (and if such  decreases  were  considered  other than  temporary),  (ii)
exploration,  drilling and operating costs were to increase significantly beyond current  levels,  or  (iii) we were  confronted  with  any  other  significantly negative  evidence  pertaining to our ability to realize our NOL  carry-forwards prior to their expiration,  we may be required to provide a valuation  allowance against our deferred  tax assets.  As of December 31, 2011, a deferred tax asset of $314,000 has been recognized but partially offset by a valuation allowance of
approximately   $310,000  due  to  federal  NOL  carry-back  and   carry-forward
limitations.

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

                                       13
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

                                       14
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             CHANCELLOR GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2011 and 2010
                        Consolidated Financial Statements

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     16

Consolidated Balance Sheets                                                 17

Consolidated Statements of Operations                                       18

Consolidated Statements of Stockholders' Equity                             19

Consolidated Statements of Cash Flows                                       20

Notes to Consolidated Financial Statements                                  21

                                       15
                      [LETTERHEAD OF STARKSCHENKEIN, LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chancellor Group, Inc.

We have  audited the  accompanying  consolidated  balance  sheets of  Chancellor
Group,  Inc. as of  December  31,  2011 and 2010,  and the related  consolidated statements of income,  stockholders' equity and cash flows for each of the years in the  two-year  period  ended  December  31,  2011.  Chancellor  Group,  Inc's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of Chancellor Group, Inc. as of
December 31, 2011 and 2010, and the results of its operations and its cash flows for  each of the  years  in the  two-year  period  ended  December  31,  2011 in conformity with accounting principles generally accepted in the United States of
America.

/s/ StarkSchenkein, LLP
--------------------------------
StarkSchenkein, LLP
March 19, 2012

                                       16
                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2011 and 2010

                                                                                  2011                   2010
                                                                              ------------           ------------

ASSETS

Current Assets:
  Cash in Bank                                                                $  2,086,776           $    560,098
  Restricted Cash                                                                  250,000                250,000
  Revenue Receivable                                                                73,848                 91,053
  Prepaid Insurance                                                                 13,396                 21,479
                                                                              ------------           ------------
Total Current Assets                                                             2,424,020                922,630
                                                                              ------------           ------------
Property and Equipment:
  Leasehold Costs - Developed                                                       47,740              1,773,749
  Office Building & Equipment                                                           --                134,630
  Fleet - Road                                                                          --                178,929
  Heavy Field Equipment & Tools                                                         --                455,128
  Accumulated Depreciation and Amortization                                        (18,815)              (773,487)
                                                                              ------------           ------------
Total Property and Equipment, net                                                   28,925              1,768,949
                                                                              ------------           ------------
Other Assets:
  Investment in Unconsolidated Subsidiary                                               --                 50,000
  Unamortized Letter of Credit                                                       2,118                  2,095
  Deposits                                                                             250                    250
                                                                              ------------           ------------
Total Other Assets                                                                   2,368                 52,345
                                                                              ------------           ------------

Total Assets                                                                  $  2,455,313           $  2,743,924
                                                                              ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                            $    112,405           $     88,415
  Accrued Expenses                                                                  58,445                 59,806
                                                                              ------------           ------------
Total Current Liabilities                                                          170,850                148,221
                                                                              ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
   250,000 shares authorized, none outstanding                                          --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   67,960,030 and 66,640,030 shares issued and outstanding, respectively            67,960                 66,640
  Paid-in Capital                                                                3,498,053              3,458,273
  Retained Earnings (Deficit)                                                   (1,281,550)              (929,210)
                                                                              ------------           ------------
Total Stockholders' Equity                                                       2,284,463              2,595,703
                                                                              ------------           ------------
Total Liabilities and Stockholders' Equity                                    $  2,455,313           $  2,743,924
                                                                              ============           ============

                 See Notes to Consolidated Financial Statements

                                       17
                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2011 and 2010

                                                                    2011                   2010
                                                                ------------           ------------

Sales - Net of Royalties Paid:
  Oil                                                           $    690,042           $    745,288
  Natural Gas                                                         43,226                 88,796
                                                                ------------           ------------
Gross Revenue                                                        733,268                834,084
                                                                ------------           ------------
Operating Expenses:
  Lease Operating Expenses                                           171,736                271,631
  Severance Taxes                                                     35,210                 40,950
  Other Operating Expenses                                           461,276                591,766
  Administrative Expenses                                            545,366                598,375
  Depreciation and Amortization                                      248,267                267,856
                                                                ------------           ------------
Total Operating Expenses                                           1,461,855              1,770,578
                                                                ------------           ------------

(Loss) From Operations                                              (728,587)              (936,494)
                                                                ------------           ------------
Other Income (Expense):
  Interest Income                                                      2,174                 10,122
  Other Income (Expense)                                             (20,119)                    --
  Gain (Loss) on Sales of Assets, net of selling costs               414,710                 (7,755)
                                                                ------------           ------------
Total Other Income                                                   396,765                  2,367
                                                                ------------           ------------
Financing Charges:
  Interest Expense                                                     1,406                    776
  Bank Fees Amortization                                               8,193                  8,330
                                                                ------------           ------------
Total Financing Charges                                                9,599                  9,106
                                                                ------------           ------------

(Loss) Before Provision for Income Taxes                            (341,421)              (943,233)

Provision for Income Taxes (Benefit)                                  10,917                     --
                                                                ------------           ------------

Net (Loss)                                                      $   (352,338)          $   (943,233)
                                                                ============           ============
Net (Loss) per Share
  (Basic and Fully Diluted)                                     $      (0.01)          $      (0.01)
                                                                ============           ============

Weighted Average Number of Common Shares Outstanding              67,011,867             65,424,414
                                                                ============           ============

                 See Notes to Consolidated Financial Statements

                                       18
                             CHANCELLOR GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
               For The Twenty Four Months Ended December 31, 2011

                                                                                                   Retained
                            COMMON STOCK         PERFERRED                                         Earnings/       Total
                        Par Value     $.001      Series B     Paid in     TREASURY    TREASURY   (Accumulated   Stockholders'
                          Shares      Amount      Amount      Capital      Shares      Amount      Deficit)        Equity
                          ------      ------      ------      -------      ------      ------      --------        ------

Balance at
December 31, 2009      65,125,030     $65,125    $     --   $ 3,308,713         --    $     --    $    14,023    $ 3,387,861

Compensatory Stock
Issuances               1,765,000       1,765          --       100,560         --          --             --        102,325

Stock issued for cash     750,000         750          --        48,000         --          --             --         48,750

Stock cancelled for
no consideration       (1,000,000)     (1,000)         --         1,000         --          --             --             --

Net (Loss) for
the Year                       --          --          --            --         --          --       (943,233)      (943,233)
                       ----------     -------    --------   -----------   --------    --------    -----------    -----------
Balance at
December 31, 2010      66,640,030      66,640          --     3,458,273         --          --       (929,210)     2,595,703

Compensatory Stock
Issuances               1,320,000       1,320          --        39,780         --          --             --         41,100

Net (Loss) for
the Year                       --          --          --            --         --          --       (352,338)      (352,338)
                       ----------     -------    --------   -----------   --------    --------    -----------    -----------
Balance at
December 31, 2011      67,960,030     $67,960    $     --   $ 3,498,053         --    $     --    $(1,281,548)   $ 2,284,465
                       ==========     =======    ========   ===========   ========    ========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                                       19
                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2011 and 2010

                                                                    2011                   2010
                                                                ------------           ------------

Cash Flows From Operating Activities:
  Net (Loss)                                                    $   (352,338)          $   (943,233)
  Adjustments to Reconcile Net (Loss) to Net
   Cash (Used for) Operating Activities:
     Depreciation and Amortization                                   248,267                267,856
     Non-Cash Stock Compensation                                      41,100                102,325
     (Gain) Loss on Sales of Assets                                 (414,710)                 7,755
     Decrease in Operating Assets                                     75,265                 66,967
     Increase in Operating Liabilities                                22,629                111,984
                                                                ------------           ------------
Net Cash (Used for) Operating Activities                            (379,787)              (386,346)
                                                                ------------           ------------
Cash Flows From Investing Activities:
  Proceeds from Sales of Assets, Net of  Selling Costs             1,935,306                  2,000
  Investment in Unconsolidated Subsidiary                                 --                (50,000)
  Other Capital Expenditures                                         (28,841)              (209,001)
                                                                ------------           ------------
Net Cash Provided by (Used for) Investing Activities               1,906,465               (257,001)
                                                                ------------           ------------
Cash Flows From Financing Activities:
  Issuance of  Common Stock                                               --                 48,750
                                                                ------------           ------------
Net Cash Provided by Financing Activities                                 --                 48,750
                                                                ------------           ------------

Net Increase (Decrease) in Cash                                    1,526,678               (594,597)

Cash and restricted cash at the Beginning of the Year                810,098              1,404,695
                                                                ------------           ------------

Cash and restricted cash at the End of the Year                 $  2,336,776           $    810,098
                                                                ============           ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                 $      1,406           $        776
                                                                ============           ============
  Income Taxes Paid                                             $         --           $         --
                                                                ============           ============

                 See Notes to Consolidated Financial Statements

                                       20
                             CHANCELLOR GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2011 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Chancellor  Group,  Inc.  (the  "Company",  "our",  "we",  "Chancellor"  or  the
"Company")  was  incorporated  in the state of Utah on May 2, 1986, and then, on
December  30, 1993,  dissolved as a Utah  corporation  and  reincorporated  as a
Nevada  corporation.  The Company's primary business purpose is to engage in the acquisition, exploration and development of oil and gas production. On March 26,
1996, the Company's  corporate name was changed from Nighthawk Capital,  Inc. to
Chancellor  Group,  Inc. The Company's  corporate  office was moved to Amarillo,
Texas in early 2012.

Operations

The  Company is  licensed  by the Texas  Railroad  Commission  as an oil and gas
producer and operator.  The Company and its wholly-owned  subsidiaries,  Gryphon
Production  Company,  LLC and Gryphon Field  Services,  LLC, own 5 wells in Gray
County,  Texas,  of which 1 is a water  disposal  well. As of December 31, 2011, approximately 4 oil wells are actively producing.

We  produced  a total of 7,794  barrels  of oil and 6,546 mcf of gas in the year ended  December 31,  2011.  The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

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

Products and Services, Geographic Areas and Major Customers

The Company plans to operateits domestic oil and gas properties, located in Gray
County in Texas,  and  possibly  to  acquire  additional  producing  oil and gas properties.  The Company's major customers, to which the majority of its oil and gas production is sold, are Plains Marketing and DCP Midstream.

                                       21
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

Restricted Cash

Included in restricted cash at December 31, 2011 are deposits totaling $250,000, which  are held as  collateral  for a letter of  credit  issued to the  Railroad
Commission of Texas as required for its oil and gas activities.

Accounts Receivable

The  Company  reviews  accounts   receivable   periodically  for   collectibles,
establishes an allowance for doubtful accounts and records bad debt expense when deemed  necessary.  An  allowance  for  doubtful  accounts  was  not  considered necessary or recorded at December 31, 2011, and 2010.

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

Long-Lived Assets

The Company  assesses  potential  impairment  of its  long-lived  assets,  which include its property and  equipment  and its  identifiable  intangibles  such as deferred charges,  under the guidance Topic 360 "PROPERTY,  PLANT AND EQUIPMENT"
in  the  Accounting  Standards   Codification  (the  "ASC").  The  Company  must

                                       22
continually  determine if a permanent  impairment of its  long-lived  assets has occurred  and write  down the assets to their  fair  values  and charge  current operations for the measured impairment.

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

Fair Value Measurements and Disclosures

The Company estimates fair values of assets and liabilities which require either recognition  or disclosure in the financial  statements in accordance  with FASB
ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the 2011 and 2010 consolidated  financial  statements  related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

                                       23
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

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic
805 "BUSINESS  COMBINATIONS".  This standard modifies certain aspects of how the
acquiring  entity   recognizes  and  measures  the  identifiable   assets,   the
liabilities  assumed and the goodwill  acquired in a business  combination.  The
Company did not enter into any business combinations during 2011 and 2010.

The Company  complies with the accounting  guidance  related to consolidation of variable  interest  entities  ("VIEs")  that  requires  a  reporting  entity  to determine  if a  primary  beneficiary  that  would  consolidate  the VIE  from a quantitative risk and rewards approach, to a qualitative approach based on which variable  interest  holder  has the power to  direct  the  economic  performance related  activities  of the VIE as well as the  obligation  to absorb  losses or right to receive benefits that could potentially be significant to the VIE. This guidance  requires  the primary  beneficiary  assessment  to be  performed on an ongoing  basis and also  requires  enhanced  disclosures  that will provide more transparency  about a company's  involvement  in a VIE. The Company did not have any VIEs that required  consolidation in these financial  statements during 2011 and 2010.

Subsequent Events

Events  occurring  after December 31, 2011 were evaluated  through the date this
Annual Report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT  EVENTS", to ensure that any  subsequent  events  that met the  criteria  for  recognition and/or disclosure in this report have been included.

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

                                       24
NOTE 2. INCOME TAXES

Income Tax Expense is comprised of the following:

                                                                          Fiscal Year
                                                         -------------------------------------------
                                                            2011             2010            2009
                                                         ----------       ----------      ----------

Current federal                                          $       --       $       --      $       --
Current state and local                                      10,917               --              --
                                                         ----------       ----------      ----------
Deferred federal, state and local                        $       --       $       --      $       --
                                                         ==========       ==========      ==========

The  difference  between  expected  income tax expense  (benefit)  (computed  by applying the  statutory  rate of 35% to income  before  income taxes) and actual income tax expense (benefit) is as follow:

                                                                          Fiscal Year
                                                         -------------------------------------------
                                                            2011             2010            2009
                                                         ----------       ----------      ----------

Computed "expected" Tax (Benefit)                        $ (119,497)      $ (330,132)     $ (382,231)

State and local income taxes, net of federal effect          10,917               --              --

Changes in Valuation Allowance and other adjustments        119,497          330,132         205,927
                                                         ----------       ----------      ----------
                                                         $   10,917       $       --      $ (176,304)
                                                         ==========       ==========      ==========

The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                 Fiscal Year
                                                         ---------------------------
                                                            2011             2010
                                                         ----------       ----------

Deferred tax assets:
  Net operation loss carry-forward                       $ 313,409        $ 424,496
                                                         ---------        ---------
      Total deferred tax assets                            313,409          424,496

Valuation allowance against deferred tax assets           (309,553)        (246,397)

Deferred tax assets net of valuation allowance               3,856          178,099

Deferred tax liabilities:
  Property and equipment                                     3,856          178,099
                                                         ---------        ---------
      Total deferred tax liabilities                         3,856          178,099
                                                         ---------        ---------
      Net deferred tax assets                            $      --        $      --
                                                         =========        =========

Deferred income taxes are recorded for temporary  differences  between financial statement and income tax basis.  Temporary  differences are differences  between the amounts of assets and liabilities  reported for financial statement purposes
and  their  tax  basis.   Deferred  tax  assets  are  recognized  for  temporary
differences  that  will be  deductible  in future  years'  tax  returns  and for operating loss and tax credit carryforwards.  Deferred tax assets are reduced by

                                       25
a valuation  allowance  if it is deemed more likely than not that some or all of the  deferred  tax assets will not be realized.  Deferred  tax  liabilities  are recognized for temporary  differences  that will be taxable in future years' tax returns.

At December 31, 2011, the Company has approximately $4,000 in long-term deferred income tax liability  attributable to timing differences  between federal income tax depreciation, depletion and book depreciation.

At  December  31,  2010,  the Company had  approximately  $178,000 in  long-term deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation.

During 2011,  the Company  reported  approximately  $551,000 in taxable  income, which was offset in full by federal net operating loss carry-forwards from prior years.  A  long-term  deferred  tax  asset of  approximately  $314,000  has been recognized  for the  remaining net operating  loss  carry-forward  but partially offset by a valuation  allowance  of  approximately  $310,000 due to federal NOL carry-back and carry-forward limitations.

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

Common Stock

The Company has 250,000,000  authorized shares of common stock, par value $.001, with 67,960,030 shares issued and outstanding as of December 31, 2011.

Stock based Compensation

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

During 2011, the Company recognized $41,100 in professional fees expense related
to  stock  issued  to  unrelated  parties  for  business   development  services
performed.

Non-employee Stock Options and Warrants

The Company  accounts for  non-employee  stock  options under FASB ASC Topic 505
"EQUITY-BASED  PAYMENTS TO  NON-EMPLOYEES",  whereby  options costs are recorded based on the fair value of the  consideration  received or the fair value of the

                                       26
equity instruments issued,  whichever is more reliably  measurable.  During 2011 and 2010, no options were issued, exercised or cancelled.

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

On December 31, 2011, the Company had the following outstanding warrants:

                                                                        Weighted
                                 Remaining                               Average
Exercise         Number of    Contractual Life   Exercise Price times   Exercise
 Price            Shares        (in years)         Number of Shares       Price
 -----            ------        ----------         ----------------       -----

$0.025          2,000,000           3                   $ 50,000
$0.020          4,000,000           3                   $ 80,000
$0.125            500,000          2.5                  $ 62,500
$0.125            168,000          3.5                  $ 21,000
                ---------                               --------
                6,668,000                               $213,500         $ 0.032
                =========                               ========

                                                                   Remaining
                                   Number of  Weighted Average  Contractual Life
        Warrants                    Shares     Exercise Price      (in years)
        --------                    ------     --------------      ----------

Outstanding at January 1, 2010     6,500,000       $0.044
                                   ---------       ------
Issued                               168,000        0.125
Exercised                                 --           --
Expired/Cancelled                         --           --
                                   ---------       ------
Outstanding at January 1, 2011     6,668,000       $0.032
                                   ---------       ------
Issued
Exercised                                 --           --
Expired/Cancelled                         --           --
                                   ---------       ------

Outstanding at December 31, 2011   6,668,000       $0.032              3.0
                                   ---------       ------              ---

Exercisable at December 31, 2011   6,668,000       $0.032              3.0
                                   =========       ======              ===

                                       27
Employee Stock Options

The  Company  accounts  for  employee  stock  options  under  FASB ASC Topic 718
"COMPENSATION-STOCK  COMPENSATION". The Company issued no employee stock options and had none  outstanding as of the close of the year ending  December 31, 2011.
There were no stock options issued for the year ended December 31, 2010.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                             Balance                                            Balance
                                           December 31,                                       December 31,
                                               2010          Additions         Deletions          2011
                                            ----------       ----------       ----------       ----------

Auto/Transportation Equipment               $  178,929       $       --       $  178,929       $       --
Buildings & Improvements                       125,280               --          125,280               --
Leases & Lease Equipment                     1,773,749           16,544        1,742,553           47,740
Furniture, Fixtures & Office Equipment           9,350               --            9,350               --
Machinery & Equipment                          455,128           18,343          473,471               --
                                            ----------       ----------       ----------       ----------
                                            $2,542,436       $   34,887       $2,529,583       $   47,740
                                            ==========       ==========       ==========       ==========

Less: Accumulated Depreciation                 773,487          248,267        1,002,939           18,815
                                            ----------       ----------       ----------       ----------
                                            $1,768,949       $  248,267       $1,002,939       $   28,925
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

NOTE 6. LONG-TERM DEBT

The Company had no long-term debt as of December 31, 2011 and 2010.

At December 31, 2011,  the Company has an  irrevocable  blanket letter of credit totaling $250,000 issued to the Railroad Commission of Texas as required for its oil and gas  activities,  which is  secured by certain  bank  deposits  totaling
$250,000.  The  Company  has  recognized  approximately  $5,300 in  amortization expense related to bank fees associated with this letter of credit in the twelve months  ending  December 31, 2011,  and currently  has  approximately  $2,100 in unamortized bank fees as of December 31, 2011.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's  service.  The cost of vacation and sick leave is recognized  when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting  company owned by the Chairman of the Board.  The Company has paid $96,000  annually for those services  during the years ending  December 31, 2011 and December 31, 2010.  The Company has paid directors fees to a company owned by the chairman of the board in the amounts of

                                       28
$13,000 and $12,000  during the years ending  December 31, 2011 and December 31,
2010,  respectively,  and to two other  directors  in the amounts of $21,000 and
$24,000  in total  annually,  during  the years  ending  December  31,  2011 and
December 31, 2010, respectively.

NOTE 9. SUBSEQUENT EVENTS

Events  occurring  after December 31, 2011 were evaluated  through the date this
Annual Report was issued, in compliance FASB ASC Topic 855 "Subsequent  Events", to ensure that any  subsequent  events  that met the  criteria  for  recognition and/or disclosure in this report have been included.

NOTE 10. SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
         (UNAUDITED)

The Supplementary  Information on Oil and Gas Producing  Activities is presented as  required  by  ASC  Topic  932,  "EXTRACTIVE  ACTIVITIES  --  OIL  AND  GAS".
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

The table below represents the Company's  estimate of proved oil and natural gas reserves  attributable  to the Company's net interest in oil and gas properties, all of which are located in Gray and Hutchinson counties in the Texas panhandle, based upon the evaluation by the Company and its independent petroleum engineers of  pertinent  geoscience  and  engineering  data in  accordance  with the SEC's regulations.  Estimates  of all of  the  Company's  proved  reserves  have  been prepared by independent reservoir engineers and geoscience professionals and are reviewed  by members  of the  Company's  senior  management  to ensure  that the
Company  consistently  applies rigorous  professional  standards and the reserve definitions  prescribed  by the  SEC.  Management  has  elected  not to  include probable and possible reserves in its reserve studies and related disclosures.

GSM, INC., a registered Petroleum engineering firm in Amarillo,  Texas, prepared reports of estimated proved reserves of natural gas and oil for our net interest in  certain  oil and  natural  gas  properties  located  in Gray and  Hutchinson counties in Texas.

                                                                              Total Future
                    Net Oil       Net Gas                     Total Future     Severance &                  Discounted
                    Reserves     Reserves     Total Future     Projected       Ad Valorem    Future Net     Per Annum
Proved Developed    (Barrels)      (Mcf)      Net Revenue         Cost            Taxes      cash flow        as 10%
----------------    ---------      -----      -----------         ----            -----      ---------        ------

2011
  Producing          17,326            --     $ 1,554,791      $   606,564     $   133,712   $   814,515   $   246,543

2010
  Producing         232,954       482,730     $21,290,293      $ 7,129,897     $ 1,936,790   $12,223,607   $ 4,900,562

                                       29
Presented  below is a summary of changes in  estimated  reserves  of the Company during the periods ending December 31, 2011 and 2010:

                                                      Gas                Oil              Total
                                                    (mmscf)            (mmbbl)            (bcfe)
                                                   --------           --------           --------

December 31. 2011
Proved reserves, beginning of period                482.730            232.954              1.888
Extensions, discoveries and other additions              --                 --                 --
Revisions of previous estimates                          --                 --                 --
Production                                           (6.546)            (7.794)            (0.053)
Sale of reserves-in-place                          (476.180)          (207.830)            (1.736)
Purchase of reserves-in-place                            --                 --                 --
                                                   --------           --------           --------
Proved reserves, end of period                           --             17.330              0.099
                                                   ========           ========           ========
Proved developed reserves:
  Beginning of period                               482.730            232.954              1.888
                                                   ========           ========           ========
  End of period                                          --             17.330              0.099
                                                   ========           ========           ========
DECEMBER 31. 2010
Proved reserves, beginning of period                244.725            147.761              1.131
Extensions, discoveries and other additions              --                 --                 --
Revisions of previous estimates                     (39.442)            17.494              0.074
Production                                          (10.199)            (9.854)            (0.069)
Sale of reserves-in-place                                --                 --                 --
Purchase of reserves-in-place                       287.646                 --              0.752
                                                   --------           --------           --------
Proved reserves, end of period                      482.730            155.401              1.888
                                                   ========           ========           ========
Proved developed reserves:
  Beginning of period                               244.725            147.761              1.131
                                                   ========           ========           ========
  End of period                                     482.730            155.401              1.888
                                                   ========           ========           ========

During 2011,  Chancellor sold .053 bcfe of our proved reserves for approximately
$733,000 in gross  revenues.  Effective  December 1, 2011 we sold  approximately
1.736 bcfe of our reserves to LCB pursuant to the terms of the Purchase and Sale
Agreement  dated October 18, 2011. LCB purchased all of Gryphon's  right,  title and interest in certain  leases,  wells,  equipment,  contracts,  data and other designated  property.  Under the terms of the Purchase and Sale  Agreement,  LCB paid Gryphon $2,050,000 in cash, subject to certain  adjustments as set forth in the Purchase and Sale Agreement.

During  2010,  Chancellor  recorded  upward  revisions  of .752  bcfe of  proved reserves  resulting  from the cash purchase of reserves which were restored back into  production  through the  Company's  restoration  efforts  during the third quarter  2010.  We sold  .069  bcfe of our  proved  reserves  for  approximately
$835,000 in gross revenues.

The aggregate amounts of capitalized costs relating to our oil and gas producing
activities  and  the  aggregate  amounts  of  related   accumulated   depletion,
depreciation, and amortization as of December 31, 2011 and 2010 are as follows.

                                                     Years Ended December 31,
                                                -------------------------------
                                                   2011                 2010
                                                ----------           ----------
Unproved oil and gas properties                 $       --           $       --
Proved oil and gas properties                       47,740            1,773,749
Accumulated depreciation, depletion, and
 amortization, and valuation allowances            (18,815)            (466,952)
                                                ----------           ----------
Net capitalized costs                           $   28,925           $1,306,797
                                                ==========           ==========

                                       30
The costs  incurred by the Company in oil and natural gas property  exploration, development and acquisition activities are summarized as follows:

                                                     Years Ended December 31,
                                                -------------------------------
                                                   2011                 2010
                                                ----------           ----------
Acquisition of properties
  Proved                                        $       --           $  150,000
  Unproved                                              --                   --
Exploration costs                                       --                   --
Development costs                               $   10,848           $   48,560

The  Company's  results  of  operations  from  oil  and  natural  gas  producing activities  are presented  below for the years ended December 31, 2011 and 2010.
The following table includes revenues and expenses  associated directly with the
Company's  oil and natural  gas  producing  activities.  It does not include any interest  costs or  general  and  administrative  costs and,  therefore,  is not necessarily indicative of the contribution to consolidated net operating results of the Company's oil and natural gas operations.

                                                     Years Ended December 31,
                                                ------------------------------
                                                   2011                2010
                                                ----------          ----------
Revenues
  Sales, net of royalties paid                  $  733,268          $  834,084
  Transfers                                             --                  --
                                                ----------          ----------
      Total Revenues                               733,268             834,084
Production costs                                  (668,222)           (904,347)
Exploration expenses                                    --                  --
Depreciation, depletion and
 amortization and valuation provisions            (170,943)           (163,304)
Income tax expenses (benefits)                          --                  --
                                                ----------          ----------
Results of operations from producing
 activities (excluding corporate
 overhead and interest costs)                   $ (105,897)         $ (233,567)
                                                ==========          ==========

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2011 and 2010 are as follows:

                                                     Years Ended December 31,
                                                ------------------------------
                                                   2011                2010
                                                ----------          ----------

Net change in sales and transfer prices and
 in production (lifting) costs related to
 future production                              $    10,848         $ 1,968,287
Changes in estimated future development
 costs                                                   --                  --
Sales and transfers of oil and gas produced
 during the period, net of production taxes        (698,058)           (793,134)
Net change of due to purchase of minerals
 in place                                                --           1,698,349
Net change due to revisions in quantity
 estimates                                           96,230             (26,728)
Previously estimated development costs
 incurred during the period                              --                  --
Accretion of discount                                    --                  --
Net change of due to sale of minerals
 in place                                        (4,063,039)                 --
Net change in income taxes                               --                  --
                                                -----------         -----------
Aggregate change in the standardized
 measure of discounted future net cash
 flows for the year                             $(4,654,019)        $ 2,846,774
                                                ===========         ===========

                                       31
Standardized Measure of Discounted Future Net Cash Flows

The standardized  measure of discounted cash flows and summary of the changes in the  standardized  measure  computation  from  year  to  year  are  prepared  in accordance with ASC Topic 932. The assumptions  that underlie the computation of the standardized measure of discounted cash flows may be summarized as follows:

     *    the  standardized  measure  includes the Company's  estimate of proved oil, natural gas and natural gas liquids reserves and projected future production volumes based upon economic conditions;

     *    pricing  is applied  based  upon  12-month  average  market  prices at
          December  31, 2011 and  December 31,  2010.  The  calculated  weighted average per unit prices for the Company's  proved  reserves and future net revenues were as follows:

                                                       At December 31,
                                                     2011          2010
                                                   -------       -------
          Oil (per barrel)                         $ 89.74       $ 75.73
          Natural gas (per Mcf)                    $   n/a       $  7.56

     *    future  development  and production  costs are  determined  based upon actual cost at year-end;

     *    the standardized  measure includes  projections of future  abandonment costs based upon actual costs at year-end; and

     *    a discount  factor of 10% per year is applied  annually  to the future net cash flows.

                                       32
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

None.

ITEM 9A (T). CONTROLS AND PROCEDURES.

As  supervised  by our  Board  of  Directors  and our  principal  executive  and principal  financial officer,  management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its  evaluation  are  reported  on in the below  Management's  Annual
Report on Internal Control over Financial Reporting.  Based on the evaluation of our  controls  and  procedures  (as  defined  in Rule  13a-15(e)  under the 1934
Securities  Exchange Act, as amended (the "Exchange Act")) required by paragraph
(b) of Rule 13a-15, our principal  executive and financial officer has concluded that our  disclosure  controls  and  procedures  as of December  31,  2011,  are effective  to ensure  that  information  required to be  disclosed  by us in the reports that we file or submit under the  Exchange  Act is (x)  accumulated  and communicated  to  management,  including our  principal  executive and financial officer,  as appropriate to show timely decisions  regarding required disclosure and (y) recorded,  processed,  summarized  and reported  within the time periods specified by the SEC's rules and forms.

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

Management  assessed  the  effectiveness  of  internal  control  over  financial reporting as of December 31, 2011.  Management carried out this assessment using the  criteria of the  Committee  of  Sponsoring  Organizations  of the  Treadway
Commission (COSO) in Internal Control--Integrated Framework.

This  annual  report does not include an  attestation  report of our  registered public  accounting  firm regarding  internal  control over financial  reporting.
Management's  report was not subject to  attestation  by our  registered  public accounting  firm,  pursuant to rules of the Securities  and Exchange  Commission that  permit us to  provide  only  management's  report in this  annual  report.
Management  concluded  in this  assessment  that as of December  31,  2011,  our internal control over financial reporting is effective.

There have been no  significant  changes in our internal  control over financial reporting (as defined in Rules  13a-15(f) and 15d-15(f)  under the Exchange Act)
during  the  fourth  quarter  of the year  ended  December  31,  2011  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held a Special  Meeting of Stockholders on December 12, 2011, in
Beverly  Hills,  California.  At the  Special  Meeting the  stockholders  of the
Company  approved (1) a purchase and sale  agreement  providing  for the sale of
substantially  all  of  the  assets  of  Gryphon  Production  Company,   LLC,  a
wholly-owned  subsidiary  of the Company,  and (2) an amendment to the Company's
Bylaws reducing the amount of shares of common stock needed for a quorum.

(b) At the Special Meeting,  a total of 37,036,437 shares were present in person or by proxy out of 67,560,030 shares outstanding. The following is the result of stockholder voting on the proposals before the meeting:

                                       33
                                                                   Abstentions/
Proposal                   Votes in Favor     Votes Against      Broker Nonvotes
--------                   --------------     -------------      ---------------
Sale of Substantially
All of the Assets of
Gryphon Production
Company                      37,036,437            -0-                -0-

Amendment to
Company's Bylaws             37,036,437            -0-                -0-

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The  Directors of the  Registrant  as of the date of this annual  report on Form
10-K are as follows:

                                                                    Served as a
Name                   Age               Position                 Director since
----                   ---               --------                 --------------
Maxwell Grant          74          Chairman and Director          May 23, 2007

Dudley Muth            72          Director                       March 31, 2009

All Directors of the Company hold office until successors are elected  according to the Company's by-laws.

The Officers of the Registrant as of the date of this annual report on Form 10-K are as follows:

                                                                    Served as a
Name                   Age               Position                  Officer since
----                   ---               --------                  -------------
Maxwell Grant          74          Chief Executive Officer and     May 23, 2007
                                   Principal Financial Officer

Officers of the Company are elected by the Board of  Directors  according to the
Company's  by-laws and hold office  until their death,  resignation,  or removal from office.

Maxwell  Grant  whose  company,   Koala  Pictures,   is   Chancellor's   largest
stockholder,  has a  business  degree  and a  journalism  diploma  in 1960  from
Melbourne University.  A former international journalist and university lecturer in the early 1960's in labor relations at Monash University,  Melbourne, his New
York-published  novels have been  translated  into several  languages.  His wide range of  interests  include TV and film  production,  film  financing  and more recently  oil and  gas.  For the last  three  years,  Mr.  Grant  has  primarily concentrated  on locating a suitable  acquisition  for the Company and worked on several other film and investment projects. He co-founded in the late 1990's and was a 19% shareholder of Majestic Film Management Limited, Melbourne, Australia,
which raised several million dollars for international feature films for Village
Roadshow  Pictures.  The  film  JOEY,  which  he  conceived  and on which he was
Associate Producer,  was sold internationally to MGM. Mr. Grant devoted his time and efforts to locate for  Chancellor  its producing  oil and gas  properties in
Texas. He participated in negotiations on behalf of the Company for the purchase of the  property  and  identified  the sources of  financing  for the Company to complete the acquisitions.

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

                                       34
October 2002 to February,  2008, Mr. Muth was the Director of Compliance for the
Shemano Group, Los Angeles, California. Mr. Muth received a BA in Economics from
Pomona College in 1961, an MBA in Accounting  and Industrial  Relations from the
University of California  Los Angeles in 1963,  and a JD from the  University of
Southern California School of Law in 1966. Mr. Muth began his career with Arthur
Andersen & Co. in their tax department  specializing  in oil and gas taxation in
Los Angeles. He has worked in the securities industry since the early 1970's, as an attorney and compliance director. From 1977 to 1979 he served as a compliance officer  with the Pacific  Stock  Exchange.  He has served as  president  of two listed REIT's and since 1975 as a Director of Ojai Oil Company,  a small oil and gas and real estate company in Camarrilo,  California. Mr. Muth was previously a member of our Board of  Directors,  and had resigned from our Board in November,
2008. In connection  with the  preparation of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, filed on April 7, 2008, he informed the
Company  that,  he had  inadvertently  neglected  to advise the  Company as to a
Financial Industry Regulatory Authority ("FINRA") regulatory disciplinary action within  the past  several  years in which he was  fined  $2,500  by  reason of a temporary  net  capital  violation  of a  broker  dealer  for  which  he was the regulatory  operative  contact  with  FINRA,  such fine  having been paid by the company with which he was then associated.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

No person who at any time during the fiscal year ended  December  31, 2011 was a director,  officer or  beneficial  owner of more than ten  percent  (10%) of our common stock  failed to file on a timely  basis the reports  required by Section
16(a) of the Exchange Act during the fiscal year ended December 31, 2011.

 CODE OF CONDUCT

Our board of directors  has adopted a Code of Ethics that is  applicable  to our principal executive and financial officer,  our principal accounting officer and our controller or to persons performing  similar functions for the Company.  The
Company will provide, free of charge, a copy of its Code of Ethics to any person who submits a written request for a copy of the Code of Ethics,  such request to be submitted via first class or certified  mail addressed to the Company at P.O.
Box 509, Amarillo, TX 79105-0509.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation  paid to Officers is set forth in the  Summary  Compensation  Table below.  The Company may  reimburse  its Officers  for any and all  out-of-pocket expenses incurred relating to the business of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity      Nonqualified
 Name and                                                          Incentive         Deferred
 Principal                                   Stock      Option        Plan         Compensation     All Other
 Position       Year  Salary($)  Bonus($)   Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----  ---------  --------   ---------  ---------  ---------------   -----------   ---------------  ---------

Maxwell Grant,  2010     --         --         --         --            --              --           $108,000       $108,000
Chairman of     2010     --         --         --         --            --              --           $109,000       $109,000
the Board of
Directors (1)

----------
(1)  Mr. Grant owns 100% of the equity  interests in Koala Pictures  Proprietary
     Ltd.  ("Koala") and Axis Network  Proprietary  Ltd. In 2010 and 2011, Koala
     was paid $96,000 annually in consulting fees.

In addition, Mr. Grant was paid $12,000 in cash, in 2010 in director's fees. Mr.
Grant was paid $13,000, in cash, in 2011 in director's fees.

                                       35
Compensation paid to Directors is set forth in the Director  Compensation  Table below.  The Company may reimburse  its  Directors for any and all  out-of-pocket expenses incurred relating to the business of the Company.

                              DIRECTOR COMPENSATION

                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------

Maxwell Grant    $13,000       --          --            --               --              --            $13,000
Robert Gordon    $ 3,000       --          --            --               --              --            $ 3,000
Dudley Muth      $18,000       --          --            --               --              --            $18,000

The Board of Directors  has  discussed and analyzed  risks  associated  with the
Company's  compensation  policies and practices  for executive  officers and all employees  generally  including,  but not  limited to,  eligibility,  effects on retention,  balance of objectives,  alignment with stockholders,  affordability, possible unintended consequences and governance.  The Board of Directors did not identify any risks arising from these policies or practices reasonably likely to have a material adverse effect on the Company.

As  previously  disclosed in our form 8-K filing  dated April 11,  2011,  Robert
Gordon  retired from his position on the Board of Directors  effective  April 6,
2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

The following  table sets forth,  as of March 25, 2012, on which date 68,560,030 shares of common stock were  outstanding,  the ownership of each person known by the  Registrant  to be the  beneficial  owner  of  five  percent  or more of the
Company's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group.

                                                         No. of          % of
    Name                                                 Shares        Class(1)
    ----                                                 ------        --------

Maxwell Grant (2)             Chairman and Director    24,303,800       34.20%
Dudley Muth                   Director                  2,775,000        3.99%
Directors and Executive
 Officers as a Group                                   27,078,800       38.19%

----------
(1)  Beneficial  ownership is  determined  in  accordance  with the rules of the
     Securities  and  Exchange  Commission  and  generally  includes  voting  or investment  power with respect to  securities.  Shares of common stock that are currently  exercisable  or  exercisable  within 60 days of December 31,
     2011,  are  deemed to be  beneficially  owned by the  person  holding  such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)  Mr. Grant owns 100% of the equity  interests in Koala Pictures  Proprietary
     Ltd.  ("Koala") which owns 21,803,800  shares of common stock.  Mr. Grant's address is c/o the  Company,  P.O. Box 509,  Amarillo,  TX  79105-0509.  As
     previously  reported,  Koala holds  warrants  expiring  December,  2014, to purchase  2,500,000 shares of common stock at an exercise price of $.02 per share.

                                       36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

In 2011, a private company controlled by Maxwell Grant, a major stockholder (who became our Chairman of the Board of Directors in May 2007) was paid  consultancy fees of $96,000 in consulting fees.

DIRECTOR INDEPENDENCE

As noted  above,  the  Company's  stock is not listed on a  national  securities exchange or in an inter-dealer  quotation system which has  requirements  that a majority of the board of directors be  independent.  The Board of Directors  has determined,  using the independence requirements established by the NASDAQ Stock
Market and the SEC,  that all of the current  members of the Board of  Directors other than Maxwell Grant are independent.  The Board of Directors has considered and  applied all facts and  circumstances  relating to a director in making this determination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees.
The aggregate fees billed by our current independent  auditors,  StarkSchenkein,
LLP.,  for  professional  services  rendered  for  the  audit  of our  financial statements  for the years ending  December  31, 2011,  filed as part of our 2011
Form 10-K filing and for review of our  interim  financial  statements  filed as part of our first,  second and third quarter  reports on Form 10-Q filed for the fiscal year of 2011 are approximately $36,000.

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

(5) It is the policy of our Board of  Directors  that before the  accountant  is engaged to render audit or non audit services, the engagement is approved by the
Board of Directors that is at present acting as the Audit Committee.  All of the services  described  above under the caption  "Audit Fees" were  approved by the
Board of Directors.

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

                                       37
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

99.1     Evaluation of Oil and Gas Reserves as of December 31, 2011, prepared by
         GSM, INC., a registered petroleum engineering firm located in Amarillo,
         Texas.

99.2     Evaluation of Oil and Gas Reserves as of December 31, 2010, prepared by
         GSM, INC., a registered petroleum engineering firm located in Amarillo,
         Texas  (incorporated  by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed by the Company on March 25, 2011 with the Securities and Exchange Commission).

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                       38
                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities  Exchange Act of
1934,  the  Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2012.

                                         CHANCELLOR GROUP, INC.

                                         By: /s/ Maxwell Grant
                                            ------------------------------------
                                            Maxwell Grant
                                            Chief Executive Officer and
                                            Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the  following  persons on behalf of the  Registrant in the capacities indicated, on March 26, 2012.

/s/ Maxwell Grant
-----------------------------------------
Maxwell Grant
Chief Executive Officer and Director

/s/ Dudley Muth
-----------------------------------------
Dudley Muth
Director

                                       39