Form 10-Q
period 2012-03-31
CHANCELLOR GROUP INC.
filed 2012-05-11
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: March 31, 2012

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

          500 Taylor Street, Plaza Two - Suite 200, Amarillo, TX 79101 (Address of principal executive offices, including zip code)

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

Number of shares of Common Stock outstanding as of May 11, 2012: 69,560,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                                  3

     Consolidated Balance Sheets, as of December 31, 2011 and as of
     March 31, 2012 (unaudited)                                                4

     Consolidated Statements of Operations, for the Three Months Ended
     March 31, 2012 and 2011 (unaudited)                                       5

     Consolidated Statements of Cash Flows, for the Three months Ended
     March 31, 2012 and 2011 (unaudited)                                       6

     Notes to Unaudited Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 6.  Exhibits                                                             17

SIGNATURES                                                                    18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain   information  and  footnote   disclosures   required  under  accounting
principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets

                                                                            March 31, 2012        December 31, 2011
                                                                            --------------        -----------------
                                                                              (Unaudited)
ASSETS

Current Assets:
  Cash in Bank                                                               $  2,105,527           $  2,086,776
  Restricted Cash                                                                  25,000                250,000
  Revenue Receivable                                                               65,117                 73,848
  Prepaid Insurance                                                                 3,944                 13,396
                                                                             ------------           ------------
Total Current Assets                                                            2,199,588              2,424,020
                                                                             ------------           ------------
Property:
  Leasehold Costs - Developed                                                      47,740                 47,740
  Accumulated Amortization                                                        (20,008)               (18,815)
                                                                             ------------           ------------
Total Property, net                                                                27,732                 28,925
                                                                             ------------           ------------
Other Assets:
  Unamortized Letter of Credit                                                         --                  2,118
  Deposits                                                                            250                    250
                                                                             ------------           ------------
Total Other Assets                                                                    250                  2,368
                                                                             ------------           ------------

Total Assets                                                                 $  2,227,570           $  2,455,313
                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                           $     40,031           $    112,405
  Accrued Expenses                                                                 10,959                 58,445
                                                                             ------------           ------------
Total Current Liabilities                                                          50,990                170,850
                                                                             ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
   250,000 shares authorized, none outstanding                                         --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   68,560,030 and 67,960,030 shares issued and outstanding, respectively           68,560                 67,960
  Paid-in Capital                                                               3,511,053              3,498,053
  Retained Earnings (Deficit)                                                  (1,403,034)            (1,281,550)
                                                                             ------------           ------------
Total Stockholders' Equity                                                      2,176,580              2,284,463
                                                                             ------------           ------------

Total Liabilities and Stockholders' Equity                                   $  2,227,570           $  2,455,313
                                                                             ============           ============

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2012 and 2011
                                   (Unaudited)

                                                             March 31, 2012         March 31, 2011
                                                             --------------         --------------
Sales - Net of Royalties Paid:
  Oil                                                         $     31,941           $    185,194
  Natural Gas                                                           --                  9,465
  Other Operating Income                                            18,750                     --
                                                              ------------           ------------
Gross Revenue                                                       50,691                194,659
                                                              ------------           ------------
Operating Expenses:
  Lease Operating Expenses                                          26,137                 49,675
  Severance Taxes                                                    1,472                  9,302
  Other Operating Expenses                                          24,824                118,690
  Administrative Expenses                                          117,309                185,687
  Depreciation and Amortization                                      1,193                 67,388
                                                              ------------           ------------
Total Operating Expenses                                           170,935                430,742
                                                              ------------           ------------

Loss From Operations                                              (120,244)              (236,083)
                                                              ------------           ------------
Other Income (Expense):
  Interest Income                                                    1,277                    620
  Other Income (Expense)                                                --                (20,002)
                                                              ------------           ------------
Total Other Income (Expense)                                         1,277                (19,382)
                                                              ------------           ------------
Financing Charges:
  Interest Expense                                                      --                    709
  Bank Fees Amortization                                             2,518                  3,070
                                                              ------------           ------------
Total Financing Charges                                              2,518                  3,779
                                                              ------------           ------------

Loss Before Provision for Income Taxes                            (121,485)              (259,244)

Provision for Income Taxes (Benefit)                                    --                     --
                                                              ------------           ------------

Net Loss                                                      $   (121,485)          $   (259,244)
                                                              ============           ============
Net Loss per Share
  (Basic and Fully Diluted)                                   $         (*)          $         (*)
                                                              ============           ============

Weighted Average Number of Common Shares Outstanding            68,360,030             66,712,363
                                                              ============           ============

----------
* Less than $0.01 per share


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2012 and 2011
                                   (Unaudited)

                                                                March 31, 2012        March 31, 2011
                                                                --------------        --------------
Cash Flows From Operating Activities:
  Net Loss                                                       $  (121,485)          $  (259,244)
  Adjustments to Reconcile Net Loss to Net Cash
   (Used for) Operating Activities:
     Depreciation and Amortization                                     1,193                67,388
     Non-Cash Stock Compensation                                      13,600                14,700
     Decrease in Operating Assets                                     20,302                28,506
     Increase in Operating Liabilities                              (119,860)                4,608
                                                                 -----------           -----------
Net Cash (Used for) Operating Activities                            (206,250)             (144,042)
                                                                 -----------           -----------

Cash Flows From Financing Activities                                      --                    --
                                                                 -----------           -----------

Cash Flows From Investing Activities                                      --                    --
                                                                 -----------           -----------

Net Increase (Decrease) in Cash                                     (206,250)             (144,042)

Cash and restricted cash at the Beginning of the Period            2,336,776               810,098
                                                                 -----------           -----------

Cash and restricted cash at the End of the Period                $ 2,130,527           $   666,056
                                                                 ===========           ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                  $        --           $       709
                                                                 ===========           ===========
  Income Taxes Paid                                              $        --           $        --
                                                                 ===========           ===========


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2012

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

Operations

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 5 wells in Gray County, Texas, of which 1 is a water disposal well. As of March 31, 2012, approximately 4 oil wells are actively producing.

We produced a total of 390 barrels of oil in the three months ended March 31, 2012. The oil is light sweet crude and the natural gas has very high heat content, 1600 to 2600 btu/scf.

Basis of Presentation

The consolidated financial statements of Chancellor Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Chancellor Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such consolidated financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2012.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Products and Services, Geographic Areas and Major Customers

The Company plans to operate its domestic oil and gas properties, located in Gray County in Texas, and possibly to acquire additional producing oil and gas properties. The Company currently sales 100% of its oil production to Plains Marketing and 100% of its gas production to DCP Midstream.

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

Restricted Cash

Included in restricted cash at March 31, 2012 is a license bond with the Railroad Commission of Texas as required for its oil and gas activities.

Accounts Receivable

The Company reviews accounts receivable periodically for collectibles, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary or recorded at March 31, 2012.

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

Income Taxes

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

Fair Value Measurements and Disclosures

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the March 31, 2012 consolidated financial statements related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash in hand and restricted cash, revenue receivable and accounts payable, as reported in the accompanying consolidated balance sheet, approximates fair values.

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

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company did not enter into any business combinations during the quarter ended March 31, 2012.

The Company complies with the accounting guidance related to consolidation of variable interest entities ("VIEs") that requires a reporting entity to determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach, to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company's involvement in a VIE. The Company did not have any VIEs that required consolidation in these financial statements during the quarter ended March 31, 2012.

Subsequent Events

Events occurring after March 31, 2012 were evaluated through the date this Annual Report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-5, "PRESENTATION OF COMPREHENSIVE INCOME." This update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These changes are effective for the first quarter filing of 2012. As the Company is not reporting any components of other comprehensive income, the adoption of this update is not considered material to the consolidated financial statements.

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

At March 31, 2012, the Company had a federal net operating loss carry-forward of approximately $1,689,000. A deferred tax asset of approximately $338,000 has been partially offset by a valuation allowance of approximately $334,000 due to federal net operating loss carry-back and carry-forward limitations.

At March 31, 2012, the Company also had approximately $4,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

Management evaluated the Company's tax positions under FASB ASC No. 740 "UNCERTAIN TAX POSITIONS," and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2009.

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

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 68,560,030 shares issued and outstanding as of March 31, 2012.

Stock Based Compensation

For the three months ended March 31, 2012, the Company recognized $13,600 in professional and consulting fees expense related to stock issued, which is recorded in general and administrative expenses.

Stock Options and Warrants

Non-employee Stock Options and Warrants
The Company accounts for non-employee stock options under FASB ASC Topic 505 "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES", whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the first quarter of 2012, no options were issued, exercised or cancelled.

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

On March 31, 2012, the Company had the following outstanding warrants:

                              Remaining        Exercise Price       Weighted
Exercise      Number of    Contractual Life     Times Number         Average
 Price         Shares         (in years)          of Shares       Exercise Price
 -----         ------         ----------          ---------       --------------
$0.025       2,000,000           2.75              $ 50,000
$0.020       4,000,000           2.75                80,000
$0.125         500,000           2.25                62,500
$0.125         168,000           3.25                21,000
             ---------                             --------
             6,668,000                             $213,500          $ 0.032
             =========                             ========          =======

                                                    Weighted
                                                     Average       Remaining
                                       Number of    Exercise    Contractual Life
       Warrants                         Shares        Price       (in years)
       --------                         ------        -----       ----------
Outstanding at December 31, 2010      6,668,000      $0.032
                                                     ------
Issued                                       --
Exercised                                    --
Expired/Cancelled                            --
                                                     ------
Outstanding at December 31, 2011      6,668,000      $0.032
                                                     ------
Issued                                       --
Exercised                                    --
Expired/Cancelled                            --
                                                     ------

Outstanding at March 31, 2012         6,668,000      $0.032           2.75
                                      ---------      ------          -----

Exercisable at March 31, 2012         6,668,000      $0.032           2.75
                                      =========      ======          =====

Employee Stock Options
The Company accounts for employee stock options under FASB ASC Topic 718 "COMPENSATION-STOCK COMPENSATION". The Company issued no employee stock options and had none outstanding as of the close of the period ending March 31, 2012. There were no stock options issued for the year ended December 31, 2011.

NOTE 4. PROPERTY

A summary of fixed assets at:

                                  Balance                              Balance
                                December 31,                           March 31,
                                   2011       Additions    Deletions     2012
                                 --------     ---------    ---------   --------
Leasehold Costs - Developed      $ 47,740      $     --    $     --    $ 47,740
                                 --------      --------    --------    --------
      Total Property             $ 47,740      $     --    $     --    $ 47,740
                                 ========      ========    ========    ========

Less: Accumulated Amortization   $ 18,815      $  1,193    $     --    $ 20,008
                                 --------      --------    --------    --------
      Total Property, net        $ 28,925      $  1,193    $     --    $ 27,732
                                 ========      ========    ========    ========

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

NOTE 6. LONG-TERM DEBT

The Company had no long-term debt as of March 31, 2012.

At March 31, 2012, the Company has a license bond of $25,000 with the Railroad Commission of Texas as required for its oil and gas activities.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board. The Company has paid $24,000 for those services during the three months ended March 31, 2012.

NOTE 9. SUBSEQUENT EVENTS

Events occurring after March 31, 2012 were evaluated through the date this Annual Report was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

On April 24, 2012, the Board approved the issuance of 500,000 shares each to its two directors Dudley Muth and Maxwell Grant as additional compensation to directors, which such shares were issued to both directors effective April 30, 2012. The Company will recognize $29,000 in Directors' Fee Expense in the second quarter of 2012 related to these shares.

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

BACKGROUND

In April 2007 we commenced operations with what were 84 actually producing wells in Gray and Carson counties, Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP
("Legacy") for the sale of our oil and gas wells in Carson County, Texas, representing for approximately 84% of our oil and gas production at that time. In 2010, the Company acquired three additional properties in Hutchinson County including approximately 16 wells for a purchase price of approximately $150,000. In 2011, the Company continued our operational and restoration programs and the production capacity from our 67 actively producing wells in Gray and Hutchinson counties. Pursuant to the terms of the Purchase and Sale Agreement dated October 18, 2011, LCB purchased all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property, effective December 1, 2011. The assets sold to LCB approximated 82% of the Company's consolidated total assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended September 30, 2011. Under the terms of the Purchase and Sale Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Purchase and Sale Agreement.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of May 11, 2012, there were 69,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

PRODUCTION: During the three months ended March 31, 2012, we produced and sold 76 barrels of oil, generating $7,320 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 2,058 barrels of oil and 1,275 mcf of gas, generating $194,659 in gross revenues net of royalties paid during the same period in 2011. The Company also recorded revenue from the sale of approximately 315 barrels of oil which was in tanks at the date of the sale to LCB, resulting in approximately $24,620 in revenues. We had 4 wells actually producing oil and none producing gas at March 31, 2012 and had 67 wells actually producing oil and 2 producing gas at March 31, 2011. Pursuant to the terms of the Purchase and Sale Agreement dated October 18, 2011, LCB purchased effective December 1, 2011 all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB approximated 82% of the Company's consolidated assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended September 30, 2011. Under the terms of the Purchase and Sale Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Purchase and Sale Agreement.

Pursuant to the transition services agreement related to the asset sale to LCB, the Company recorded $18,750 in other income for operating the wells sold to LCB through February 15, 2012.

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

The following table summarizes our production volumes and average sales prices for the periods ended March 31:

                                     2012                  2011
                                     ----                  ----
     Oil and Gas Sales:
       Oil Sales (Bbl)                 390                 2,058
       Natural Gas Sales (Mcf)          --                 1,275

     Average Sales Price:
       Oil, per Bbl                $ 81.85               $ 75.23
       Gas, per McF                $   n/a               $  9.83

The decrease in net sales of both oil and natural gas during the period ended March 31, 2012 (as compared to the period ended March 31, 2011) resulted in part from the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment decreased $66,195, or approximately 98% in the three months ended March 31, 2012 compared to the same period in 2011. This decrease was primarily attributable to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

GENERAL AND ADMINISTRATIVE EXPENSES: During the three months ended March 31, 2012, our general and administrative expenses decreased $68,378, or approximately 37% compared to same period in 2011. Significant components of these expenses include salaries, professional fees, and insurance. Salaries (included in both administrative expenses and operating costs) decreased approximately 100% during 2011, primarily the result of complete staff reductions due to the sale of substantially all of our producing wells effective December 1, 2011 to LCB. Professional fees decreased approximately 32% during the three months ending March 31, 2012 compared to the same period in 2011, primarily the result of decreased consultation costs with third parties and decreased audit fees. Insurance decreased approximately 13% during the three months ending March 31, 2012 compared to the same period in 2011.

OVERALL: Effective December 1, 2011, pursuant to the terms of the Purchase and Sale Agreement dated October 18, 2011, LCB purchased all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB approximated 82% of the Company's consolidated assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended September 30, 2011. Under the terms of the Purchase and Sale Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Purchase and Sale Agreement. Pursuant to the transition services agreement related to the asset sale to LCB, the Company recorded $18,750 in other income to operate the wells sold to LCB through February 15, 2012, at which date it ceased operating these wells. It continues to operate the 4 remaining producing wells.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                     March 31, 2012      December 31, 2011
                                     --------------      -----------------
     Working Capital                   $2,148,598            $2,253,170
     Current Assets                     2,199,588             2,424,020
     Current Liabilities                   50,990               170,850
     Stockholders' Equity               2,176,580             2,284,463

Our working capital at March 31, 2012 decreased by $104,572, or approximately 5%, from December 31, 2011, primarily from the loss from operations during first quarter 2012. Current assets decreased by decreased by $224,432 or approximately 9%, while current liabilities decreased $119,860, or approximately 70%, primarily as a result of reduced operations related to the sale of a majority of the Company's assets to LCB.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of March 31, 2012 the Company had $2,105,527 of unrestricted cash on hand.

CASH FLOW: Net cash used during the three months ended March 31, 2012 was $206,250, compared to net cash used of $144,042 during same period in 2011. The most significant factor causing the increase in net cash used during 2012 relates to the reduction in liabilities related to the timing of cash disbursements.

Cash used for operations increased by $62,208, or approximately 43% during the first quarter in 2012, compared to the same period in 2011. The most significant factor causing the increase in net cash used during the first quarter in 2012 relates to the reduction in liabilities related to the timing of cash disbursements.

EQUITY FINANCING: As of March 31, 2012, our stockholders have contributed $3,579,613 in total equity financing to date. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On October 13, 2011, the Company entered into a consulting agreement for 500,000 shares of stock and $3,000 cash. The agreement is for six months with an additional 200,000 shares and $3,000 payable monthly. The Company recognized $13,600 in consulting fee expense in relation to the stock issued pursuant to this agreement during the three months ended March 31, 2012.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of March 31, 2012, a deferred tax asset of $337,000 has been recognized but partially offset by a valuation allowance of approximately $333,000 due to federal NOL carry-back and carry-forward limitations.

OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

As supervised by our Board of Directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the 1934 Securities Exchange Act, as amended (the "Exchange Act")) required by paragraph
(b) of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures as of March 31, 2012, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officer, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

Principal                                                                           Total Offering Price/
  Date                      Title and Amount(1)         Purchaser    Underwriter    Underwriting Discounts
  ----                      -------------------         ---------    -----------    ----------------------
January 18, 2012      200,000 shares of common stock     Advisor         NA              $0.023/NA
February 15, 2012     200,000 shares of common stock     Advisor         NA              $0.023/NA
March 15, 2012        200,000 shares of common stock     Advisor         NA              $0.023/NA

----------
(1) The issuances to advisors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

ITEM 6. EXHIBITS

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.**

SEC Ref.
  No.                Title of Document
-------              -----------------
101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Label Linkbase Document
101.PRE  XBRL Taxonomy Presentation Linkbase Document

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2012.

                                        Chancellor Group, Inc.


                                        By: /s/ Maxwell Grant
                                           ------------------------------------
                                           Chief Executive Officer and
                                           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 11, 2012.


By: /s/ Maxwell Grant
   -----------------------------------------
   Maxwell Grant, Chief Executive Officer

                                  EXHIBIT INDEX

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.**

SEC Ref.
  No.                Title of Document
-------              -----------------
101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Label Linkbase Document
101.PRE  XBRL Taxonomy Presentation Linkbase Document

----------
*  Filed herewith.
** Furnished herewith.