Form 10-Q
period 2012-06-30
CHANCELLOR GROUP INC.
filed 2012-08-10
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended: June 30, 2012

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

                                 (806) 322-2731
                (Issuer's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of August 9, 2012: 69,560,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION                                                  3

Item 1. Financial Statements:                                                  3

        Consolidated Balance Sheets as of June 30, 2012 (unaudited) and
        as of December 31, 2011                                                4

        Consolidated Statements of Operations for the Three and Six Months
        Ended June 30, 2012 and 2011 (unaudited)                               5

        Consolidated Statements of Cash Flows for the Six months Ended
        June 30, 2012 and 2011 (unaudited)                                     6

        Notes to Unaudited Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

PART II. OTHER INFORMATION                                                    16

Item 1. Legal Proceedings                                                     16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 6. Exhibits                                                              17

SIGNATURES                                                                    18

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

The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets

                                                                                     June 30,             December 31,
                                                                                       2012                   2011
                                                                                   ------------           ------------
                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                             $  1,916,002           $  2,086,776
  Restricted Cash                                                                        25,000                250,000
  Revenue Receivable                                                                     61,233                 73,848
  Prepaid Expenses                                                                       63,881                 13,396
                                                                                   ------------           ------------
TOTAL CURRENT ASSETS                                                                  2,066,116              2,424,020
                                                                                   ------------           ------------
PROPERTY:
  Leasehold Costs - Developed                                                            47,740                 47,740
  Accumulated Amortization                                                              (21,202)               (18,815)
                                                                                   ------------           ------------
TOTAL PROPERTY, NET                                                                      26,538                 28,925
                                                                                   ------------           ------------
OTHER ASSETS                                                                                250                  2,368
                                                                                   ------------           ------------

TOTAL ASSETS                                                                       $  2,092,904           $  2,455,313
                                                                                   ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                                 $     35,549           $    112,405
  Accrued Expenses                                                                           84                 58,445
                                                                                   ------------           ------------
TOTAL CURRENT LIABILITIES                                                                35,633                170,850
                                                                                   ------------           ------------
STOCKHOLDERS' EQUITY
  Series B Preferred Stock: $1,000 Par Value
    250,000 shares authorized, none outstanding                                              --                     --
  Common Stock; $0.001 par value, 250,000,000 shares authorized,
    69,560,030 and 67,960,030 shares issued and outstanding, respectively                69,560                 67,960
  Paid-in Capital                                                                     3,539,053              3,498,053
  Retained Earnings (Deficit)                                                        (1,551,342)            (1,281,550)
                                                                                   ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                            2,057,271              2,284,463
                                                                                   ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  2,092,904           $  2,455,313
                                                                                   ============           ============


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2012 and 2011
                                   (Unaudited)

                                                    Three months ended                   Six months ended
                                                         June 30,                             June 30,
                                              ------------------------------      -------------------------------
                                                  2012              2011              2012              2011
                                              ------------      ------------      ------------       ------------
REVENUES - NET OF ROYALTIES PAID:
  Oil                                         $     12,406      $    188,405      $     44,347       $    373,599
  Natural Gas                                           --             6,931                --             16,396
  Other Operating Income                                --                --            18,750                 --
                                              ------------      ------------      ------------       ------------
REVENUES, NET                                       12,406           195,336            63,097            389,995
                                              ------------      ------------      ------------       ------------
OPERATING EXPENSES:
  Lease Operating Expenses                           2,608            46,139            28,745             95,814
  Severance Taxes                                      294             9,272             1,766             18,574
  Other Operating Expenses                           3,226           130,459            28,050            249,149
  Administrative Expenses                          154,221           111,532           271,529            297,219
  Depreciation and Amortization                      1,193            67,226             2,387            134,614
                                              ------------      ------------      ------------       ------------
TOTAL OPERATING EXPENSES                           161,542           364,628           332,477            795,370
                                              ------------      ------------      ------------       ------------
Loss From Operations                              (149,136)         (169,292)         (269,380)          (405,375)
                                              ------------      ------------      ------------       ------------
OTHER INCOME (EXPENSE):
  Interest Income                                    1,122               518             2,399              1,138
  Other Income (Expense)                                --              (117)               --            (20,119)
                                              ------------      ------------      ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                         1,122               401             2,399            (18,981)
                                              ------------      ------------      ------------       ------------
FINANCING CHARGES:
  Interest Expense                                      --               385                --              1,094
  Bank Fees Amortization                               294             1,636             2,812              4,706
                                              ------------      ------------      ------------       ------------
TOTAL FINANCING CHARGES                                294             2,021             2,812              5,800
                                              ------------      ------------      ------------       ------------
Loss Before Provision for Income Taxes            (148,308)         (170,912)         (269,793)          (430,156)
Provision for Income Taxes (Benefit)                    --                --                --                 --
                                              ------------      ------------      ------------       ------------

NET LOSS                                      $   (148,308)     $   (170,912)     $   (269,793)      $   (430,156)
                                              ============      ============      ============       ============
NET LOSS PER SHARE
 (BASIC AND FULLY DILUTED)                    $         (*)     $         (*)     $         (*)      $         (*)
                                              ============      ============      ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                    69,241,349        66,712,363        68,751,239         66,782,737
                                              ============      ============      ============       ============

----------
*    Less than $0.01 per share


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2012 and 2011
                                   (Unaudited)

                                                                  June 30,             June 30,
                                                                    2012                 2011
                                                                 ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (269,793)          $ (430,156)
  Adjustments to Reconcile Net Loss to Net Cash
   (Used for) Operating Activities:
     Depreciation and Amortization                                    2,387              134,614
     Stock Compensation                                              42,600               23,100
     Decrease in Operating Assets                                   (35,752)              78,387
     Increase in Operating Liabilities                             (135,216)              46,752
                                                                 ----------           ----------
           NET CASH (USED FOR) OPERATING ACTIVITIES                (395,774)            (147,303)
                                                                 ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Assets Proceeds                                                --               12,223
  Capital Expenditures                                                   --              (28,841)
                                                                 ----------           ----------
           NET CASH (USED FOR) INVESTING ACTIVITIES                      --              (16,618)
                                                                 ----------           ----------
Net Increase (Decrease) in Cash and restricted cash                (395,774)            (163,921)
Cash and restricted cash at the Beginning of the Period           2,336,776              810,098
                                                                 ----------           ----------

CASH AND RESTRICTED CASH AT THE END OF THE PERIOD                $1,941,002           $  646,177
                                                                 ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest Paid                                                  $       --           $    1,094
                                                                 ==========           ==========


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2012


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Chancellor  Group,  Inc.  (the  "Company",  "our",  "we"  or  "Chancellor")  was
incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's primary business purpose is to engage in the acquisition, exploration and development of oil and gas production. On March 26, 1996, the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc. The Company's corporate office was moved to Amarillo, Texas in early 2012.

Operations

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 5 wells in Gray County, Texas, of which 1 is a water disposal well. As of June 30, 2012, approximately 4 oil wells are actively producing.

We produced a total of 139 barrels of oil in the three months ended June 30, 2012 and 530 barrels of oil in the six months ended June 30, 2012.. The oil is light sweet crude.

Basis of Presentation

The consolidated financial statements of Chancellor Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Chancellor Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accounting Year

The Company employs a calendar accounting year. The Company recognizes income and expenses based on the accrual method of accounting under US GAAP.

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

Products and Services, Geographic Areas and Major Customers

The Company plans to operate its domestic oil and gas properties, located in Gray County in Texas, and possibly to acquire additional producing oil and gas properties. The Company currently sells 100% of its oil production to Plains Marketing and 100% of its gas production to DCP Midstream.

Net Loss per Share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Concentration of Credit Risk

Some of the Company's operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of depositing institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company's consolidated financial position or results of operations.

Restricted Cash

Restricted cash totaled $25,000 and $250,000 at June 30, 2012 and December 31, 2011, respectively and includes a license bond with the Railroad Commission of Texas as required for its oil and gas activities. Additionally, at December 31, 2011, restricted cash included deposits which were held as collateral for a letter of credit issued to the Railroad Commission of Texas.

Accounts Receivable

The Company reviews accounts receivable periodically for collectibles, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary or recorded at June 30, 2012 and December 31, 2011.

Prepaid Expenses

Certain expenses, primarily insurance and consulting fees, have been prepaid and will be used within one year. The Company currently has prepaid consulting fees of $48,000 and prepaid insurance of $15,881 as of June 30, 2012.

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

Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Revenue Recognition

The Company recognizes revenue when a product is sold to a customer or a service is performed for a customer, either for cash or as evidenced by an obligation on the part of the customer to pay.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts receivable and accounts payable, as reported in the accompanying consolidated balance sheet, approximates fair values.

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

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company did not enter into any business combinations during the three and six months ended June 30, 2012.

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

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "FAIR VALUE MEASUREMENTS (TOPIC 820): AMENDMENTS TO ACHIEVE COMMON FAIR VALUE MEASUREMENT AND DISCLOSURE REQUIREMENTS IN U.S. GAAP AND IFRSS" ("ASU 2011-04"). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. On January 1, 2012, the Company adopted ASU 2011-04 and does not anticipate that it will materially expand its consolidated financial statement footnote disclosures or have an impact on the Company's consolidated financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2. INCOME TAXES

At June 30, 2012, the Company had a federal net operating loss carry-forward of approximately $1,836,000. A deferred tax asset of approximately $367,000 has been partially offset by a valuation allowance of approximately $363,000 due to federal net operating loss carry-back and carry-forward limitations.

At June 30, 2012, the Company also had approximately $4,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

NOTE 3. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 250,000 shares, par value $1,000 per share, of convertible Preferred Series B stock ("Series B"). Each Series B share is convertible into 166.667 shares of the Company's common stock upon election by the stockholder, with dates and terms set by the Board. No shares of Series B preferred stock have been issued.

Common Stock

The Company has 250,000,000 authorized shares of common stock, par value $0.001, with 69,560,030 shares issued and outstanding as of June 30, 2012.

Stock Based Compensation

For the three and six months ending June 30, 2012, the Company recognized $0 and $13,600 in professional and consulting fees expense, respectively, and $29,000 and $29,000 in directors fees expense, respectively, related to stock issued, which is recorded in general and administrative expenses.

Warrants

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $0.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share. In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share. In June 2010, the Company issued additional warrants expiring June 30, 2015 to purchase an aggregate of 168,000 shares of common stock at an exercise price of $0.125 per share. There were no warrants issued during the three and six months ended June 30, 2012.

On June 30, 2012, the Company had the following outstanding warrants:

                                                      Exercise        Weighted
                                  Remaining          Price times      Average
Exercise        Number of      Contractual Life       Number of       Exercise
 Price           Shares           (in years)           Shares          Price
 -----           ------           ----------           ------          -----
$0.025         2,000,000             2.5              $ 50,000
$0.020         4,000,000             2.5              $ 80,000
$0.125           500,000             2.               $ 62,500
$0.125           168,000             3                $ 21,000
               ---------                              --------
               6,668,000                              $213,500         $0.032
               =========                              ========

NOTE 4. PROPERTY

A summary of property at:

                                  Balance                             Balance
                                 December 31,                         June 30,
                                    2011       Additions   Deletions    2012
                                    ----       ---------   ---------    ----
Leasehold Costs - Developed       $47,740       $    --      $ --     $47,740
                                  -------       -------      ----     -------

TOTAL PROPERTY                    $47,740       $    --      $ --     $47,740
                                  =======       =======      ====     =======
Less: Accumulated Amortization    $18,815       $ 2,387      $ --     $21,202
                                  -------       -------      ----     -------

TOTAL PROPERTY, NET               $28,925       $ 2,387      $ --     $26,538
                                  =======       =======      ====     =======

NOTE 5. CONTINGENCIES

Chancellor is from time to time involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to Chancellor's business, and current proceedings against Gryphon (cases nos. 36433 and 37053 in the 223rd District Court in Gray County, Texas) which Gryphon believes have no merit and in which Gryphon has made a counterclaim for declaratory judgment, Chancellor is not a party to, nor is any of their property the subject of, any material legal proceedings. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Chancellor's management, any such liability will not have a material adverse effect upon Chancellor's financial condition, results of operations or cash flows.

NOTE 6. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has used the management and consulting services of a consulting company owned by the Chairman of the Board. For the three and six months ending June 30, 2012 the Company has paid $26,000 and $50,000, respectively for those services. During the three and six months ending June 30, 2011 the Company paid $24,000 and $48,000, respectively for those services

NOTE 8. SUBSEQUENT EVENTS

On July 3, 2012, the Company entered into a 6-month non-exclusive consultant agreement with NUWA Group, LLC, in connection with the Company's interest in creating a strategy for growing the core business, creating market awareness and providing general strategic corporate advice.

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

BACKGROUND

In April 2007 we commenced operations with what were 84 actually producing wells in Gray and Carson counties, Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP
("Legacy") for the sale of our oil and gas wells in Carson County, Texas, representing for approximately 84% of our oil and gas production at that time. In 2010, the Company acquired three additional properties in Hutchinson County including approximately 16 wells for a purchase price of approximately $150,000. In 2011, the Company continued its operational and restoration programs and the production capacity from its 67 actively producing wells in Gray and Hutchinson counties. Pursuant to the terms of the Purchase and Sale Agreement dated October 18, 2011, LCB Resources ("LCB") purchased all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property, effective December 31, 2011. The assets sold to LCB approximated 82% of the Company's consolidated total assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended September 30, 2011. Under the terms of the Purchase and Sale Agreement (the "Agreement"), LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.

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

The Company has also opened a new division to explore business opportunities into commercial internet sites such as social network sites or related sites involved in internet e-commerce. This would be in addition to the Company's committed interest in seeking new oil and/or gas projects. Activity related to this division has not been material through June 30, 2012.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of August 9, 2012, there were 69,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

PRODUCTION: During the three months ended June 30, 2012, we produced and sold 72 barrels of oil, generating $6,376 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 1,963 barrels of oil and 1,214 mcf of gas, generating $195,336 in gross revenues net of royalties paid during the same period in 2011. The Company also recorded revenue from the sale of approximately 67 barrels of oil which was in tanks at the date of the sale to LCB, resulting in approximately $6,030 in revenues. We had 4 wells actually producing oil and none producing gas at June 30, 2012 and had 60 wells actually producing oil and 2 producing gas at June 30, 2011. Pursuant to the terms of the Agreement dated October 18, 2011, LCB purchased effective December 1, 2011 all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB approximated 82% of the Company's consolidated assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended September 30, 2011. Under the terms of the Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.

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

The following table summarizes our production volumes and average sales prices for the three months ended June 30:

                                                       2012             2011
                                                       ----             ----
Oil and Gas Sales:
  Oil Sales (Bbl)                                        139            1,963
  Natural Gas Sales (Mcf)                                 --            1,214

Average Sales Price:
  Oil, per Bbl                                       $ 89.00          $ 95.96
  Gas, per McF                                       $   n/a          $   .70

The decrease in revenues from both oil and natural gas during the three months ended June 30, 2012 (as compared to the three months ended June 30, 2011) resulted in primarily from the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property decreased $66,033, or approximately 98% in the three months ended June 30, 2012 compared to the same period in 2011. This decrease was primarily attributable to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the three months ended June 30, 2012, our operating expenses decreased $127,233, or approximately 98%, primarily due to the sale of substantially all of our producing wells effective December 1, 2011. During the three months ended June 30, 2012, our administrative expenses increased $42,689, or approximately 38% compared to same period in 2011. Significant components of these expenses include salaries, professional fees, and insurance. Salaries (included in both administrative expenses and operating costs) decreased approximately $91,000, or 100%, during 2012, primarily the result of complete staff reductions due to the sale of substantially all of our producing wells effective December 1, 2011 to LCB. Professional fees increased $51,290, approximately 300% during the three months ending June 30, 2012 compared to the same period in 2011, primarily the result of increased consultation costs with third parties. Insurance decreased approximately 74% during the three months ending June 30, 2012 compared to the same period in 2011 due primarily to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

PRODUCTION: During the six months ended June 30, 2012, we produced and sold 163 barrels of oil, generating $13,697 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 4,021 barrels of oil and 2,490 mcf of gas, generating $389,995 in gross revenues net of royalties paid during the same period in 2011. The Company also recorded revenue from the sale of approximately 382 barrels of oil which was in tanks at the date of the sale to LCB, resulting in approximately $30,650 in revenues. We had 4 wells actually producing oil and none producing gas at June 30, 2012 and had 60 wells actually producing oil and 2 producing gas at June 30, 2011. Pursuant to the terms of the Agreement dated October 18, 2011, LCB purchased effective December 1, 2011 all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB approximated 82% of the Company's consolidated assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended September 30, 2011. Under the terms of the Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.

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

The following table summarizes our production volumes and average sales prices for the six months ended June 30:

                                                      2012             2011
                                                      ----             ----
Oil and Gas Sales:
  Oil Sales (Bbl)                                       530            4,021
  Natural Gas Sales (Mcf)                                --            2,490

Average Sales Price:
  Oil, per Bbl                                      $ 83.73          $ 92.91
  Gas, per McF                                      $   n/a          $  6.66

The decrease in revenues of both oil and natural gas during the six months ended June 30, 2012 (as compared to the period ended June 30, 2011) resulted in primarily from the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment decreased $132,227, or approximately 98% in the six months ended June 30, 2012 compared to the same period in 2011. This decrease was primarily attributable to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the six months ended June 30, 2012, our operating expenses decreased $221,099, or approximately 89%, primarily due to the sale of substantially all of our producing wells effective December 1, 2011. Administrative expenses decreased $25,690, or approximately 9% compared to same period in 2011. Significant components of these expenses include salaries, professional fees, and insurance. Salaries (included in both administrative expenses and operating costs) decreased $171,005, or approximately 100%, during the six months ended June 30, 2012 compared to the same period in 2011, primarily the result of complete staff reductions due to the sale of substantially all of our producing wells effective December 1, 2011 to LCB. Professional fees remained flat during the six months ending June 30, 2012 compared to the same period in 2011. Insurance decreased $15,134, or approximately 13% during the six months ending June 30, 2012 compared to the same period in 2011 primarily due to the sale of substantially all of our producing wells effective December 1, 2011. Directors fees expense increased $42,500 during the six months ended June 30, 2012 compared to the same period in 2011, primarily due to stock issued in April 2012. Travel expense decreased approximately $25,000 during the six months ended June 30, 2012 compared to the same period in 2011 primarily due to decreased travel requirements primarily due to the sale of substantially all of our producing wells effective December 1, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                             June 30, 2012     December 31, 2011
                                             -------------     -----------------
Working Capital                               $2,030,483          $2,253,170
Current Assets                                 2,066,116           2,424,020
Current Liabilities                               35,633             170,850
Stockholders' Equity                          $2,057,271          $2,284,463

Our working capital at June 30, 2012 decreased by $222,687, or approximately 10%, from December 31, 2011, primarily from the loss from operations during first six months of 2012. Current assets decreased by decreased by $357,904 or approximately 15%, while current liabilities decreased $135,217, or approximately 80%, primarily as a result of reduced operations related to the sale of a majority of the Company's assets to LCB.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of June 30, 2012 the Company had $1,916,002 of unrestricted cash on hand.

CASH FLOW: Net cash used during the six months ended June 30, 2012 was $395,775, compared to net cash used of $163,921 during same period in 2011. The most significant factor causing the increase in net cash used during 2012 relates to the reduction in revenues due to the sale of substantially all of our producing wells effective December 1, 2011 to LCB, offset in part from the related reduction in operating expenses.

Cash used for operations increased by $248,472, or approximately 168% during the first six months of 2012, compared to the same period in 2011.

EQUITY FINANCING: As of June 30, 2012, our stockholders have contributed $3,608,613 in total equity financing to date. We do not anticipate that significant equity financing will take place in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies since December 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

As supervised by our Board of Directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the 1934 Securities Exchange Act, as amended (the "Exchange Act")) required by paragraph
(b) of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures as of June 30, 2012, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officer, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chancellor is from time to time involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to Chancellor's business, and current proceedings against Gryphon (cases nos. 36433 and 37053 in the 223rd District Court in Gray County, Texas) which Gryphon believes have no merit and in which Gryphon has made a counterclaim for declaratory judgment, Chancellor is not a party to, nor is any of their property the subject of, any material legal proceedings. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Chancellor's management, any such liability will not have a material adverse effect upon Chancellor's financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                                    Principal
Total Offering                                                                    Underwriting
Price/Date            Title and Amount(1)            Purchaser     Underwriter      Discounts
----------            -------------------            ---------     -----------      ---------
April 30, 2012    500,000 shares of common stock      Director         NA           $0.029/NA
April 30, 2012    500,000 shares of common stock      Director         NA           $0.029/NA

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

SEC
Ref.No.                       Title of Document
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

----------
*    Filed herewith.
**   Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012.

                                       CHANCELLOR GROUP, INC.


                                       By: /s/ Maxwell Grant
                                           -------------------------------------
                                           Maxwell Grant
                                           Chief Executive Officer and
                                           Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on August 9, 2012.


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

SEC
Ref.No.                       Title of Document
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