Form 10-K/A
period 2011-12-31
CHANCELLOR GROUP INC.
filed 2012-10-01
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended: December 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                         Commission File No. 000-30219


                             CHANCELLOR GROUP, INC.
             (Exact name of Registrant as Specified in Its Charter)

            Nevada                                               50-0024298
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)


          500 Taylor Street
        Plaza Two - Suite 200
           Amarillo, Texas                                         79105
(Address of principal executive offices)                         (Zip Code)

                                 (806) 322-2731
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of September 28, 2012 (the last business day of its most recently completed third fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $509,515.

As of September 28, 2012, there were 69,560,030 shares of the registrant's common stock ($0.001 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                           Parts Into Which Incorporated

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Chancellor Group, Inc. ("Chancellor", the "Company" or "we") for the fiscal year ended December 31, 2011 is being filed solely to expand the Company's disclosures contained in the original Form 10-K regarding certain litigation initiated against a subsidiary of the Company and the Company's planned capital expenditures for the fiscal year ended December 31, 2012. This Form 10-K/A amends and restates Part I, Item 3, Legal Proceedings, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, respectively, with respect to the original Form 10-K, in order to make such corrections.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, including any exhibits to the original Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K on March 26, 2012. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

ITEM 3. LEGAL PROCEEDINGS

Chancellor is from time to time involved in legal proceedings incidental to its business and arising in the ordinary course. Chancellor's management does not believe that any such proceedings will result in liability material to its financial condition, results of operations or cash flow.

On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleges breach of contract, conversion and fraud and seeks damages of $451,998.54 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. Gryphon has denied all allegations in the lawsuit, asserted affirmative defenses, and challenged plaintiff's standing. Chancellor believes the lawsuit is without merit and intends to vigorously defend it.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BACKGROUND

In April 2007 we commenced operations with what were 84 actually producing wells in Gray and Carson counties, Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008, with Legacy Reserves Operating LP ("Legacy") for the sale of our oil and gas wells in Carson County, Texas, representing for approximately 84% of our oil and gas production at that time. In 2010, the Company acquired three additional properties in Hutchinson County, including approximately 16 wells, for a purchase price of approximately $150,000. In 2011, the Company continued our operational and restoration programs and the production capacity from our 67 actively producing wells in Gray and Hutchinson counties. Pursuant to the terms of the Purchase and Sale Agreement dated October 18, 2011, LCB purchased all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB constituted approximately 82% of the company's consolidated assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended. Under the terms of the Purchase and Sale Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Purchase and Sale Agreement.

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

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment decreased $19,589, or approximately 7%, in 2011 from 2010. This decrease was primarily attributable to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

GENERAL AND ADMINISTRATIVE EXPENSES: During 2011, our general and administrative expenses decreased $53,009, or approximately 9%, in 2011 from 2010. Significant components of these expenses include salaries, professional fees, and insurance. Salaries (included in both administrative expenses and operating costs) decreased approximately 20% during 2011, primarily the result of staff reductions beginning in January 2011. Professional fees increased approximately 19% during 2011, primarily the result of increased consultation costs with third parties. Insurance decreased approximately 16% during 2011.

OVERALL: The majority of the past year we continued with the ongoing production, maintenance and enhancements of our producing wells in Gray and Hutchinson counties. As a result of these efforts, along with continued increases in oil prices during most of 2011, our gross revenues for 2011 are $733,268. Effective December 1, 2011, pursuant to the terms of the Purchase and Sale Agreement dated October 18, 2011, LCB purchased all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB constituted approximately 82% of the company's consolidated assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended. Under the terms of the Purchase and Sale Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Purchase and Sale Agreement. The Company recognized a gain of $414,710 on the sale of these assets to LCB. During 2011 we were also able to reduce our direct lease and operating costs by approximately $236,000, or 26% as compared to 2010. However, we again reported a net loss of $341,241 during 2011, compared to a net loss of $943,233 reported for 2010.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information in relation to our liquidity and capital resources at December 31:

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

Our working capital at December 31, 2011 increased by $1,478,761, or approximately 190%, from December 31, 2010, primarily from the sale of assets to LCB. Current assets increased by $1,501,390, or approximately 162%, while current liabilities increased $22,629, or approximately 15%, primarily as a result of the timing of cash disbursements.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of December 31, 2011 the Company had $2,336,776 of cash on hand, which includes restricted cash of $250,000 held as collateral for a letter of credit issued to the Railroad Commission of Texas as required for its oil and gas activities. Our capital expenditures for fiscal year 2012, estimated to be approximately $15,000 to $20,000, consist of repair and maintenance of our four producing oil wells and one water disposal well. We expect to pay these costs from cash on hand and from operations.

CASH FLOW: Net cash generated during 2011 was $1,526,678, compared to net cash used of $594,597 during 2010. The most significant factor causing the increase in net cash flow during 2011 was the sale of assets to LCB on December 1, 2011, which generated a net cash flow of $1,923,085.

Cash used for operations decreased by $6,559, or approximately 2%, during 2011, compared to 2010.

Cash used for investing activities increased by $2,163,466, or approximately 840%, during 2011, compared to 2010, primarily due to the sale of assets to LCB which generated a net cash flow of 1,923,085.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Chancellor Group, Inc.
                                  (Registrant)


Date: October 1, 2012             By: /s/ Maxwell Grant
                                      ------------------------------------------
                                      Maxwell Grant, Chief Executive Officer and
                                      Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Maxwell Grant                                                October 1, 2012
----------------------------------------
Maxwell Grant,
Chief Executive Officer,
Principal Financial Officer and Director


/s/ Dudley Muth                                                  October 1, 2012
----------------------------------------
Dudley Muth, Director

                                  EXHIBIT INDEX

Exhibit No.
-----------

    31 Chief Executive Officer and Principal Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 1, 2012. Filed Herewith. Chief Executive Officer and Principal Financial Officer

    32 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 1, 2012. Filed Herewith.