Form 10-Q
period 2012-09-30
CHANCELLOR GROUP INC.
filed 2012-11-05
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of November 5, 2012: 69,560,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                                  3

     Consolidated  Balance Sheets as of September 30, 2012 (unaudited)
     and as of December 31, 2011                                               4

     Consolidated  Statements  of  Operations  for the  Three and Nine
     Months Ended September 30, 2012 and 2011 (unaudited)                      5

     Consolidated  Statements  of Cash Flows for the Nine Months Ended
     September 30, 2012 and 2011 (unaudited)                                   6

     Notes to Unaudited Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           16

Item 6. Exhibits                                                              17

SIGNATURES                                                                    17

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

The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets

                                                                         September 30, 2012       December 31, 2011
                                                                         ------------------       -----------------
                                                                             (Unaudited)
ASSETS

Current Assets:
  Cash                                                                      $  1,868,363             $  2,086,776
  Restricted Cash                                                                 25,000                  250,000
  Revenue and Other Receivables                                                    4,418                   73,848
  Prepaid Expenses                                                                38,574                   13,396
                                                                            ------------             ------------
Total Current Assets                                                           1,936,355                2,424,020
                                                                            ------------             ------------
Property:
  Leasehold Costs - Developed                                                     47,740                   47,740
  Accumulated Amortization                                                       (22,395)                 (18,815)
                                                                            ------------             ------------
Total Property, net                                                               25,345                   28,925
                                                                            ------------             ------------

Other Assets                                                                         250                    2,368
                                                                            ------------             ------------

Total Assets                                                                $  1,961,950             $  2,455,313
                                                                            ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                          $      8,339             $    112,405
  Accrued Expenses                                                                20,127                   58,445
                                                                            ------------             ------------
Total Current Liabilities                                                         28,466                  170,850
                                                                            ------------             ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
   250,000 shares authorized, none outstanding                                        --                       --
  Common Stock; $0.001 par value, 250,000,000 shares authorized,
   69,560,030 and 67,960,030 shares issued and outstanding, respectively          69,560                   67,960
  Paid-in Capital                                                              3,539,053                3,498,053
  Accumulated Deficit                                                         (1,675,129)              (1,281,550)
                                                                            ------------             ------------
Total Stockholders' Equity                                                     1,933,484                2,284,463
                                                                            ------------             ------------

Total Liabilities and Stockholders' Equity                                  $  1,961,950             $  2,455,313
                                                                            ============             ============


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2012 and 2011
                                   (Unaudited)

                                               Three months ended                 Nine months ended
                                                  September 30,                      September 30,
                                          -----------------------------      -----------------------------
                                              2012             2011              2012             2011
                                          ------------     ------------      ------------     ------------
Revenues - Net of Royalties Paid:
  Oil                                     $     22,849     $    187,431      $     67,196     $    561,030
  Natural Gas                                       --           12,363                --           28,759
  Other Operating Income                            --               --            18,750               --
                                          ------------     ------------      ------------     ------------
Revenues, net                                   22,849          199,794            85,946          589,789
                                          ------------     ------------      ------------     ------------
Operating Expenses:
  Lease Operating Expenses                       8,120           53,677            36,865          149,491
  Severance Taxes                                1,053            9,609             2,819           28,183
  Other Operating Expenses                          --          127,169            28,050          376,318
  Administrative Expenses                      136,933           97,245           408,462          394,464
  Depreciation and Amortization                  1,194           66,834             3,580          201,448
                                          ------------     ------------      ------------     ------------
Total Operating Expenses                       147,300          354,534           479,776        1,149,904
                                          ------------     ------------      ------------     ------------

Loss From Operations                          (124,451)        (154,740)         (393,830)        (560,115)
                                          ------------     ------------      ------------     ------------
Other Income (Expense):
  Interest Income                                  947              422             3,346            1,560
  Other Income (Expense)                            --               --                --          (20,119)
                                          ------------     ------------      ------------     ------------
Total Other Income (Expense)                       947              422             3,346          (18,559)
                                          ------------     ------------      ------------     ------------
Financing Charges:
  Interest Expense                                  --              156                --            1,250
  Bank Fees Amortization                           283            1,629             3,095            6,335
                                          ------------     ------------      ------------     ------------
Total Financing Charges                            283            1,785             3,095            7,585
                                          ------------     ------------      ------------     ------------

Loss Before Provision for Income Taxes        (123,787)        (156,103)         (393,579)        (586,259)

Provision for Income Taxes (Benefit)                --               --                --               --
                                          ------------     ------------      ------------     ------------

Net Loss                                  $   (123,787)    $   (156,103)     $   (393,579)    $   (586,259)
                                          ============     ============      ============     ============
Net Loss per Share
  (Basic and Fully Diluted)               $         (*)    $         (*)     $         (*)    $         (*)
                                          ============     ============      ============     ============
Weighted Average Number of Common
 Shares Outstanding                         69,560,030       67,060,030        69,022,804       66,874,910
                                          ============     ============      ============     ============

----------
* Less than $0.01 per share


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2012 and 2011
                                   (Unaudited)

                                                                September 30, 2012       September 30, 2011
                                                                ------------------       ------------------
Cash Flows From Operating Activities:
  Net Loss                                                         $   (393,579)            $   (586,259)
  Adjustments to Reconcile Net Loss to Net Cash
   (Used for) Operating Activities:
     Depreciation and Amortization                                        3,580                  201,448
     Stock Compensation                                                  42,600                   23,100
  Decrease in Operating Assets                                           46,370                   89,701
  Increase in Operating Liabilities                                    (142,384)                 (46,661)
                                                                   ------------             ------------
      Net Cash (Used for) Operating Activities                         (443,413)                (318,671)
                                                                   ------------             ------------
Cash Flows From Investing Activities:
  Proceeds from sale of property                                             --                   12,224
  Purchases of property                                                      --                  (28,841)
                                                                   ------------             ------------
      Net Cash (Used for) Investing Activities                               --                  (16,617)
                                                                   ------------             ------------

Net Increase (Decrease) in Cash and Restricted Cash                    (443,413)                (335,288)

Cash and Restricted Cash at the Beginning of the Period               2,336,776                  810,098
                                                                   ------------             ------------

Cash and Restricted Cash at the End of the Period                  $  1,893,363             $    474,810
                                                                   ============             ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                    $         --             $      1,250
                                                                   ============             ============


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2012


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Chancellor  Group,  Inc.  (the  "Company",  "our",  "we"  or  "Chancellor")  was
incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company's business purpose is engaging in the acquisition, exploration and development of oil and gas production. On March 26, 1996, the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc. The Company's corporate office was moved to Amarillo, Texas in early 2012.

OPERATIONS

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 5 wells in Gray County, Texas, of which 1 is a water disposal well. As of September 30, 2012, approximately 4 oil wells are actively producing.

We produced a total of 72 barrels of oil in the three months ended September 30, 2012 and 779 barrels of oil in the nine months ended September 30, 2012. The oil is light sweet crude. During the three months ended September 30, 2012, the Company also recognized additional revenues from Exxon of $16,541 related to prior production of 178 barrels of oil. The revised estimate were related to division orders on the J.A. Hood lease. The $16,451 has been collected as of September 30, 2012.

BASIS OF PRESENTATION

The consolidated financial statements of Chancellor Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Chancellor Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

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

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc. and its wholly owned subsidiaries: Gryphon Production Company, LLC and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated.

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

PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company plans to operate its domestic oil and gas properties, located in Gray County in Texas, and possibly to acquire additional producing oil and gas properties or other operating businesses or assets. The Company currently sells 100% of its oil production to Plains Marketing and 100% of its gas production to DCP Midstream.

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

RESTRICTED CASH

Restricted cash totaled $25,000 and $250,000 at September 30, 2012 and December 31, 2011, respectively and includes a license bond with the Railroad Commission of Texas as required for its oil and gas activities. Additionally, at December 31, 2011, restricted cash included deposits which were held as collateral for a letter of credit issued to the Railroad Commission of Texas.

REVENUE AND OTHER RECEIVABLES

The Company reviews accounts receivable periodically for collectibility, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary at September 30, 2012 and December 31, 2011.

PREPAID EXPENSES

Certain expenses, primarily insurance and consulting fees, have been prepaid and will be used within one year. The Company currently has prepaid consulting fees of $24,000 and prepaid insurance of $14,574 as of September 30, 2012.

PROPERTY

Property is recorded at cost and depreciated or amortized under the straight line method over the estimated useful life of the property. The estimated useful life of the Company's property ranges from five to seven years.

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

ASSET RETIREMENT OBLIGATIONS

The Company has not recorded an asset retirement obligation (ARO) in accordance with ASC 410 as such obligations have not been considered to be significant. Under ASC 410, a liability should be recorded for the fair value of an asset retirement obligation when there is a legal obligation associated with the retirement of a tangible long-lived asset, and the liability can be reasonably estimated. The associated asset retirement costs should also be capitalized and recorded as part of the carrying amount of the related oil and gas properties. Management believes that any potential ARO liability and asset under ASC 410 is immaterial to the consolidated financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash, restricted cash, revenue and other receivables, accounts payable and accrued expenses as reported in the accompanying consolidated balance sheets, approximates fair values.

EMPLOYEE STOCK-BASED COMPENSATION

Compensation expense is recognized for performance-based stock awards if management deems it probable that the performance conditions are or will be met. Determining the amount of stock-based compensation expense requires us to develop estimates that are used in calculating the fair value of stock-based compensation, and also requires us to make estimates of assumptions including expected stock price volatility which is based upon our historical stock prices.

NON-EMPLOYEE STOCK COMPENSATION

The Company accounts for non-employee stock options under FASB ASC Topic 505 "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES", whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company did not enter into any business combinations during the three and nine months ended September 30, 2012.

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

NOTE 2. INCOME TAXES

At September 30, 2012, the Company had a federal net operating loss carry-forward of approximately $1,960,000. A deferred tax asset of approximately $392,000 has been partially offset by a valuation allowance of approximately
$388,000 due to federal net operating loss carry-back and carry-forward limitations.

At September 30, 2012, the Company also had approximately $4,000 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $0.001, with 69,560,030 shares issued and outstanding as of September 30, 2012.

STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2012, the Company recognized $0 and $13,600 in professional and consulting fees expense, respectively, and $29,000 and $29,000 in directors fees expense, respectively, related to stock issued, which is recorded in administrative expenses.

WARRANTS

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $0.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share. In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share. In June 2010, the Company issued additional warrants expiring June 30, 2015 to purchase an aggregate of 168,000 shares of common stock at an exercise price of $0.125 per share. There were no warrants issued during the three and nine months ended September 30, 2012.

On September 30, 2012, the Company had the following outstanding warrants:

                                                      Exercise        Weighted
                                  Remaining          Price times      Average
Exercise        Number of      Contractual Life       Number of       Exercise
 Price           Shares           (in years)           Shares          Price
 -----           ------           ----------           ------          -----
$0.025         2,000,000            2.25              $ 50,000
$0.020         4,000,000            2.25              $ 80,000
$0.125           500,000            1.75              $ 62,500
$0.125           168,000            2.75              $ 21,000
               ---------                              --------
               6,668,000                              $213,500         $0.032
               =========                              ========         ======

NOTE 4. PROPERTY

A summary of property at:

                                   Balance                                       Balance
                                 December 31,                                  September 30,
                                    2011           Additions     Deletions         2012
                                  --------         ---------     ---------       --------
Leasehold Costs - Developed       $ 47,740         $      -       $      -       $ 47,740
                                  --------         --------       --------       --------
   Total Property                 $ 47,740         $      -       $      -       $ 47,740
                                  ========         ========       ========       ========

Less: Accumulated Amortization    $ 18,815         $  3,580       $      -       $ 22,395
                                  --------         --------       --------       --------
   Total Property, net            $ 28,925         $  3,580       $      -       $ 25,345
                                  ========         ========       ========       ========

NOTE 5. CONTINGENCIES

Chancellor is from time to time involved in legal proceedings incidental to its business and arising in the ordinary course. Chancellor's management does not believe that any such proceedings will result in liability material to its financial condition, results of operations or cash flows. On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleges breach of contract, conversion and fraud and seeks damages of $451,999 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. Gryphon has denied all allegations in the lawsuit, asserted affirmative defenses, and challenged plaintiff's standing. Chancellor believes the lawsuit is without merit and intends to vigorously defend it.

NOTE 6. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has used the management and consulting services of a consulting company owned by the Chairman of the Board. For the three and nine months ended September 30, 2012 the Company incurred expenses totaling $27,000 and $77,000, respectively for those services. During the three and nine months ended September 30, 2011 the Company incurred expenses totaling $24,000 and $72,000, respectively for those services.

NOTE 8. SUBSEQUENT EVENTS

Events occurring after September 30, 2012 were evaluated through the date the Form 10Q was filed to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included. There were no such subsequent events.

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

BACKGROUND

In April 2007 we commenced operations with what were 84 actually producing wells in Gray and Carson counties, Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP
("Legacy") for the sale of our oil and gas wells in Carson County, Texas, representing approximately 84% of our oil and gas production at that time. In 2010, the Company acquired three additional properties in Hutchinson County including approximately 16 wells for a purchase price of approximately $150,000. In 2011, the Company continued its operational and restoration programs and the production capacity from its 67 actively producing wells in Gray and Hutchinson counties. Pursuant to the terms of a Purchase and Sale Agreement (the "Agreement") dated October 18, 2011, LCB Resources ("LCB") purchased all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property, effective December 31, 2011. The assets sold to LCB approximated 82% of the Company's consolidated total assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months ended September 30, 2011. Under the terms of the Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.

The Company has continued to maintain a total of four (4) producing wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas Railroad Commission and continue to operate the Hood leases itself. The proceeds from the asset sale will be used to provide working capital to the Company and for future corporate purposes including, but not limited to, possible acquisitions and other corporate programs and purposes that have yet to be identified.

The Company has also opened a new division to explore business opportunities into commercial internet sites such as social network sites or related sites involved in internet e-commerce. This would be in addition to the Company's committed interest in seeking new oil and/or gas projects. Activity related to this new division has not been material through September 30, 2012.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of November 5, 2012, there were 69,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011.

PRODUCTION: During the three months ended September 30, 2012, we produced and sold 72 barrels of oil, generating $6,308 of revenues net of royalties, with a one month lag in receipt of revenues for the prior months sales, as compared with 2,251 barrels of oil and 2,165 mcf of gas, generating $199,794 in gross revenues net of royalties paid during the same period in 2011. During the three months ended September 30, 2012, the Company also recognzied additional revenues from Exxon of $16,541 related to prior production of 178 barrels of oil. The revised estimates were related to division orders on the J.A. Hood lease. We had 4 wells actually producing oil and none producing gas at September 30, 2012 and had 60 wells actually producing oil and 2 producing gas at September 30, 2011. Pursuant to the terms of the Agreement dated October 18, 2011, LCB purchased effective December 1, 2011 all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB approximated 82% of the Company's consolidated assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended September 30, 2011. Under the terms of the Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.

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

The following table summarizes our production volumes and average sales prices for the three months ended September 30:

                                                       2012             2011
                                                       ----             ----
Oil and Gas Sales:
  Oil Sales (Bbl)                                        72             1,963
  Natural Gas Sales (Mcf)                                --             1,214

Average Sales Price:
  Oil, per Bbl                                       $87.79            $95.96
  Gas, per McF                                       $  n/a            $ 5.70

The decrease in revenues from both oil and natural gas during the three months ended September 30, 2012 (as compared to the three months ended September 30, 2011) resulted primarily from the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property decreased $65,640, or approximately 98% in the three months ended September 30, 2012 compared to the same period in 2011. This decrease was primarily attributable to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the three months ended September 30, 2012, our operating expenses decreased $172,726, or approximately 96%, primarily due to the sale of substantially all of our producing wells effective December 1, 2011. During the three months ended September 30, 2012, our administrative expenses increased $39,688, or approximately 41% compared to same period in 2011. Significant components of these expenses include salaries, professional fees, and insurance. Salaries (included in both administrative expenses and operating costs) decreased approximately $94,140, or 100%, during the three months ended September 30, 2012, primarily the result of complete staff reductions due to the sale of substantially all of our producing wells effective December 1, 2011 to LCB. Professional fees increased $36,779, approximately 67% during the three months ended September 30, 2012 compared to the same period in 2011, primarily the result of increased consultation costs with third parties. Insurance decreased $16,194, approximately 75% during the three months ended September 30, 2012 compared to the same period in 2011 due primarily to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011.

PRODUCTION: During the nine months ended September 30, 2012, we produced and sold 779 barrels of oil, generating $67,196 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 6,272 barrels of oil and 4,654 mcf of gas, generating $589,789 in gross revenues net of royalties paid during the same period in 2011. We had 4 wells actually producing oil and none producing gas at September 30, 2012 and had 69 wells actually producing oil and 2 producing gas at September 30, 2011. Pursuant to the terms of the Agreement dated October 18, 2011, LCB purchased effective December 1, 2011 all of Gryphon's right, title and interest in certain leases, wells, equipment, contracts, data and other designated property. The assets sold to LCB approximated 82% of the Company's consolidated assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended September 30, 2011. Under the terms of the Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.

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

The following table summarizes our production volumes and average sales prices for the six months ended September 30:

                                                       2012             2011
                                                       ----             ----
Oil and Gas Sales:
  Oil Sales (Bbl)                                        779            6,272
  Natural Gas Sales (Mcf)                                 --            4,654

Average Sales Price:
  Oil, per Bbl                                       $ 86.24           $89.45
  Gas, per McF                                       $   n/a           $ 6.14

The decrease in revenues of both oil and natural gas during the six months ended September 30, 2012 (as compared to the period ended September 30, 2011) resulted primarily from the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment decreased $197,868, or approximately 98% in the nine months ended September 30, 2012 compared to the same period in 2011. This decrease was primarily attributable to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the nine months ended September 30, 2012, our operating expenses decreased $460,894, or approximately 88%, primarily due to the sale of substantially all of our producing wells effective December 1, 2011. Administrative expenses increased $13,998, or approximately 4% compared to same period in 2011. Significant components of these expenses include salaries, professional fees, and insurance. Salaries (included in both administrative expenses and operating costs) decreased approximately $265,145, or 100%, during the nine months ended September 30, 2012, primarily the result of complete staff reductions due to the sale of substantially all of our producing wells effective December 1, 2011 to LCB. Professional fees increased $36,068, approximately 16% during the nine months ended September 30, 2012 compared to the same period in 2011, primarily the result of increased consultation costs with third parties. Insurance decreased $41,533, approximately 55% during the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to the sale of substantially all of our producing wells effective December 1, 2011 to LCB. Directors fees expense increased $50,000 during the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to stock issued in April 2012. Travel expense decreased approximately $5,000 during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to decreased travel requirements as the result of the sale of substantially all of our producing wells effective December 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                     September 30, 2012       December 31, 2011
                                     ------------------       -----------------

     Working Capital                    $1,907,890               $2,253,170
     Current Assets                      1,936,354                2,424,020
     Current Liabilities                    28,464                  170,850
     Stockholders' Equity                1,933,485                2,284,463

Our working capital at September 30, 2012 decreased by $345,280, or approximately 15%, from December 31, 2011, primarily from the loss from operations during the first nine months of 2012. Current assets decreased by $487,666 or approximately 20%, while current liabilities decreased $142,386, or approximately 83%, primarily as a result of reduced operations related to the sale of a majority of the Company's assets to LCB.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of September 30, 2012 the Company had $1,868,362 of unrestricted cash on hand. CASH
FLOW: Net cash used during the nine months ended September 30, 2012 was $443,414, compared to net cash used of $335,288 during same period in 2011. The most significant factor causing the increase in net cash used during 2012 relates to the reduction in revenues due to the sale of substantially all of our producing wells effective December 1, 2011 to LCB, offset in part from the related reduction in operating expenses.

Cash used for operations increased by $124,743, or approximately 39% during the first nine months of 2012, compared to the same period in 2011.

EQUITY FINANCING: As of September 30, 2012, our stockholders have contributed $3,608,613 in total equity financing to date. We do not anticipate that significant equity financing will take place in the foreseeable future.

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

Credit Risk - Our revenue and other receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

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

ITEM 4. CONTROLS AND PROCEDURES

As supervised by our Board of Directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the 1934 Securities Exchange Act, as amended (the "Exchange Act")) required by paragraph
(b) of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures as of September 30, 2012, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officer, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chancellor is from time to time involved in legal proceedings incidental to its business and arising in the ordinary course. Chancellor's management does not believe that any such proceedings will result in liability material to its financial condition, results of operations or cash flow. On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleges breach of contract, conversion and fraud and seeks damages of $451,999 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. Gryphon has denied all allegations in the lawsuit, asserted affirmative defenses, and challenged plaintiff's standing. Chancellor believes the lawsuit is without merit and intends to vigorously defend it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has not been any Unregistered Sales of Equity Securities in the three months ended September 30, 2012.

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

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2012.

                                       CHANCELLOR GROUP, INC.


                                       By: /s/ Maxwell Grant
                                           -------------------------------------
                                           Maxwell Grant
                                           Chief Executive Officer and
                                           Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on November 5, 2012.


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