Form 10-K
period 2012-12-31
CHANCELLOR GROUP INC.
filed 2013-03-29
CIK 894544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: December 31, 2012

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

Number of shares of Common Stock outstanding as of March 25, 2013: 69,560,030
Documents incorporated by reference:  None
                               TABLE OF CONTENTS

PART I

Item 1.      Business.                                                         1

Item 1A.     Risk Factors.                                                     3

Item 1B.     Unresolved Staff Comments.                                        6

Item 2.      Properties.                                                       6

Item 3.      Legal Proceedings                                                 8

Item 4.      Mine Safety Disclosures                                           9

PART II

Item 5.      Market for Registrant's Common Equity, Related Shareholder
             Matters and Issuer Purchases of Equity Securities                 9

Item 6.      Selected Financial Data.                                          9

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                       10

Items 7A.    Quantitative and Qualitative Disclosures About Market Risk.      15

Item 8.      Financial Statements and Supplementary Data.                     16

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.                                        35

Item 9A.     Controls and Procedures.                                         35

Item 9B.     Other Information                                                35

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.          35

Item 11.     Executive Compensation                                           35

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.                                 37

Item 13.     Certain Relationships and Related Transactions, and Director
             Independence.                                                    38

Item 14.     Principal Accountant Fees and Services                           38

Item 15.     Exhibits and Financial Statement Schedules.                      39

SIGNATURES                                                                    41
                                     PART I

ITEM 1. BUSINESS.

Chancellor Group, Inc., a Nevada  corporation  ("we", "us",  "Chancellor" or the
"Company"),  was  organized  under  the  laws of the  state  of Utah in 1986 and subsequently  reorganized  under the laws of the state of Nevada in 1993. We are an  independent  oil and gas  exploration  and  development  company  focused on building and  revitalizing  our oil and gas  properties  located in the State of
Texas.  The Company is organized as a producing oil and gas company and licensed as an  operator  by the Texas  Railroad  Commission.  We are in the  business of acquisition, exploration, and development of oil and natural gas properties. Our common stock is quoted on the Over-The-Counter  Bulletin Board market and trades under the symbol CHAG.OB.  As of December 31, 2012, there were 69,560,030 shares of our  common  stock  issued  and  outstanding.  As of  December  31,  2012 our subsidiaries are:

     *    Gryphon Production Company, LLC (wholly-owned)
     *    Gryphon Field Services, LLC (wholly-owned)
     *    Pimovi, Inc. (majority owned)

BUSINESS DEVELOPMENTS

On November 16, 2012, a certificate of incorporation was filed with the state of
Delaware for the  formation of Pimovi,  Inc.  ("Pimovi"),  a new  majority-owned subsidiary of Chancellor,  and with which separate company financial  statements are consolidated with Chancellor's  consolidated  financial statements beginning for the fourth  quarter of 2012.  Subsequently  on  January  11,  2013 the final binding term sheet was signed by Chancellor  summarizing  the  principal  terms, conditions  and  formal  establishment  of  Pimovi  by  its  two  "Co-Founders",
Chancellor  and Kasian  Franks.  Under the  agreement,  Chancellor has agreed to provide the initial funding of $250,000 over a period of up to eight months,  in consideration  of the  receipt  of 61% of the  equity  of  Pimovi in the form of
Series A  Preferred  Stock.  Kasian  Franks,  who is also the  Chief  Scientific
Officer  of Pimovi,  has  agreed to  contribute  certain  intellectual  property related to its business in consideration  for receipt of the remaining equity in
Pimovi  in  the  form  of  common   stock.   Pimovi  has  licensed   search  and
recommendation software for use in its products and services (under development)
from  Mimvi,  Inc.,  a company  for which Mr.  Franks  serves as Founder CVO and
Chairman. The license is for a period of three years, subject to extension.  The primary  business  purpose of Pimovi  relates  largely to technology  and mobile application fields,  including  development of proprietary  consumer algorithms, creating user photographic and other activity records,  First Person Video Feeds and other such  activities  related to mobile and  computer  gaming.  Pimovi was reincorporated in Nevada in March 2013.

On December 13, 2011,  Gryphon  Production  Company,  LLC ("Gryphon"),  a wholly owned subsidiary of the "Company",  completed the sale of  substantially  all of the assets of Gryphon to LCB Resources,  an unrelated Oklahoma limited liability company ("LCB").  Pursuant to the terms of the Purchase and Sale Agreement dated
October 18, 2011, LCB purchased all of Gryphon's rights, titles and interests in certain leases, wells, equipment,  contracts, data and other designated property sold.  The assets sold to LCB  constituted  approximately  82% of the  Company's consolidated total assets as of September 30, 2011 and contributed approximately
95% and 77%,  respectively,  of the Company's  consolidated  gross  revenues and total  expenses for the nine months then ended.  Under the terms of the Purchase and Sale  Agreement,  LCB paid Gryphon  $2,050,000  in cash,  subject to certain adjustments as set forth in the Agreement.

Since the sale of substantially  all of the assets of Gryphon to LCB on December
13, 2011,  the Company has  continued to maintain a total of four (4)  producing wells and one (1) water  disposal  well.  Gryphon also  retained its  operator's license with the Texas  Railroad  Commission  and  continues to operate the Hood
Leases itself. The proceeds from the asset sale to LCB are being used to provide working capital to Chancellor and also for future corporate purposes  including, but not  limited to  possible  acquisitions,  including  new  business  ventures outside of the oil and gas industry, such as with Pimovi, Inc. commencing during the fourth quarter of 2012, as noted above.

DESCRIPTION OF PROPERTIES

At December 31, 2012, the Company and its wholly-owned subsidiaries, Gryphon and
Gryphon  Field  Services,  LLC, own 5 wells  located in Gray County in the Texas
Panhandle, of which 4 are actively producing oil wells and 1 is a water disposal well.

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
The oil and gas  industry  is highly  competitive.  We  compete  with  major and diversified energy companies,  independent oil and gas companies, and individual operators,  most of which have substantially more assets and production than us.
In addition,  the industry as a whole competes with other businesses that supply energy to industrial,  commercial,  and residential end users.  Other businesses that we may  undertake  and  develop  in the future  also  likely  will  involve substantial complexity and rigorous competition.

APPROACH TO OUR BUSINESS

Implementation  of our business  approach  relies on our ability to fund ongoing development  projects  with cash  flow  provided  by  operating  activities  and external sources of capital.

MARKETING AND CUSTOMERS

The  Company  plans to further  develop  its  domestic  oil and gas  properties, located in Gray County,  Texas, and possibly to acquire additional producing oil and gas properties.  The Company's major customers,  to which  substantially all oil production is sold are Plains Marketing and ExxonMobil.  Given the number of readily available purchasers for our products, it is unlikely that the loss of a single  customer  in the areas in which we sell our  products  would  materially affect our sales.

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

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

The Company did not incur any material  environmental costs in 2012, nor has the
Company  been  notified  of any  material  environmental  obligations  from  any governmental authorities.

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

LICENSES AND PATENTS.

Our new majority-owned  subsidiary,  Pimovi,  Inc., will be engaged primarily in the mobile applications  technology business and will be dependent upon licenses and patents to access and protect its rights to technology.  Pimovi has licensed search and  recommendation  software  from  Mimvi,  Inc.  and has  applied for a provisional patent covering video distribution service.

EMPLOYEES

As of December 31, 2012, we had no full-time  employees.  All of our  activities are conducted by our Executive  Officers and by contract  laborers,  independent contractors and consultants.

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

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

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
Many of our  competitors are large,  well-established  companies that have large operating staffs and substantially greater capital resources than we do.

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

COMPETITION  FOR  EXPERIENCED,  TECHNICAL  PERSONNEL MAY  NEGATIVELY  IMPACT OUR
OPERATIONS.

Our  exploratory  and  development  drilling  success  depends,  in part, on our ability to engage experienced professional personnel as independent contractors, consultants  and  executives.  The  loss  of any key  executives  or  other  key personnel could have a material adverse effect on our operations. In particular, the loss of the services of our Chief Executive  Officer,  Maxwell Grant,  could adversely affect our business,  revenues and results of operations. Our business will  require  qualified  personnel,  particularly  individuals  with  a  strong background in geology, geophysics, engineering, technology and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTIES

At December 31, 2012, the Company and its wholly-owned subsidiaries, Gryphon and
Gryphon  Field  Services,  LLC, own 5 wells  located in Gray County in the Texas
Panhandle, of which 4 are actively producing oil wells and 1 is a water disposal well.

PROVED RESERVES

The  following  historical  estimates of net proved oil and natural gas reserves are based on reserve  reports as of December  31,  2012 and 2011,  both of which were  prepared by  independent  petroleum  engineers.  The reserve  report as of
December  31, 2012 and 2011 were based on the average  price during the 12-month
period   ended   December   31,   2012  and   2011,   respectively,   using  the
first-day-of-the-month price for each month.

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

                                                           December 31,
                                                 -------------------------------
Estimated Proved Reserves                          2012                   2011
                                                 --------               --------
Developed
  Oil, (Bbl)                                       21,281                 17,326
  Natural gas (Mcf)                                    --                     --

Undeveloped
  Oil, (Bbl)                                           --                     --
  Natural gas (Mcf)                                    --                     --

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

The table  below  represents  the  Company's  estimate  of proved  oil  reserves attributable  to the  Company's net interest in oil and gas  properties,  all of which  are  located  in Gray  County  in the  Texas  Panhandle,  based  upon the evaluation by the Company and its independent  petroleum  engineers of pertinent geoscience and engineering  data in accordance with the SEC's  regulations.  The
Company does not have any proved undeveloped reserves and there were no material changes in the  Company's  undeveloped  reserves  during the fiscal years ending
December 31, 2012 and 2011.  Estimates of all of the Company's  proved  reserves
have  been  prepared  by   independent   reservoir   engineers  and   geoscience
professionals  and are reviewed by members of the Company's senior management to ensure that the Company consistently applies rigorous professional standards and the reserve  definitions  prescribed by the SEC.  Management  has elected not to include  probable  and  possible  reserves  in its  reserve  studies and related disclosures.

                                                                             Total Future
                    Net Oil       Net Gas                    Total Future     Severance &                 Discounted
                    Reserves     Reserves    Total Future     Projected       Ad Valorem    Future Net    Per Annum
Proved Developed    (Barrels)      (Mcf)     Net Revenue         Cost            Taxes      cash flow       as 10%
----------------    ---------      -----     -----------         ----            -----      ---------       ------

2012
  Producing          21,281         --        $1,982,108       $571,680         $170,461    $1,239,966     $377,885

2011
  Producing          17,326         --        $1,554,791       $606,564         $133,712    $ 814,515      $246,543

The  Company  did not drill  any wells or  conduct  any  exploratory  activities
(including any  implementation  of mining methods) during the fiscal years ended
December  31,  2012,  2011 or 2010,  although  the Company did deepen one of its existing  wells  during the fiscal year ended  December  31, 2009 (which did not result in any  incremental  increase in  production).  However,  the Company did capitalize  $9,840 and $10,498 of  development  costs  related to  remedial  and

restoration  work to its existing  proved  developed  properties  for the fiscal years ended December 31, 2012 and 2011, respectively.

As of March 25, 2013,  the Company was not in the process of drilling any wells, installing any waterfloods or undertaking any pressure maintenance operations or other related activities of material importance.

As of March 25, 2013,  the Company  owned an interest in  approximately  5 gross wells and 5 net wells,  all of which are  located in the brown  dolomite  and/or granite wash  formations in Gray County,  Texas.  There is no minimum  remaining term of leases as all  acreage is  currently  held by  production  or some other savings clause contained in the respective lease document.

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
     *    pricing  is applied  based  upon  12-month  average  market  prices at
          December  31, 2012 and  December 31,  2011.  The  calculated  weighted average per unit prices for the Company's  proved  reserves and future net revenues were as follows:

                                                       At December 31,
                                                   ---------------------
                                                     2012          2011
                                                   -------       -------

          Oil (per barrel)                         $ 93.14       $ 89.74
          Natural gas (per Mcf)                    $   n/a       $   n/a

     *    future  development  and production  costs are  determined  based upon actual cost at year-end;
     *    the standardized  measure includes  projections of future  abandonment costs based upon actual costs at year-end; and
     *    a discount  factor of 10% per year is applied  annually  to the future net cash flows.

PRODUCTION AND PRICE HISTORY

                                          For Year Ended December 31,
                                    ----------------------------------------
                                      2012           2011            2010
                                    --------       --------        --------
Production:
  Oil Sales (Bbl)                      1,067          7,794           9,854
  Natural Gas Sales (Mcf)                 --          6,546          10,199
Average Sales Price:
  Oil, per Bbl                      $  85.64       $  88.54        $  75.64
  Gas, per MMCF                     $    n/a       $   6.57        $   9.06
Expenses per Bble:
  Lease Operating Expenses          $  36.43       $  19.33        $  23.51
  Production Taxes                  $   3.69       $   3.96        $   3.54

ITEM 3. LEGAL PROCEEDINGS.

Chancellor is from time to time involved in legal proceedings  incidental to its business and arising in the ordinary  course.  Chancellor's  management does not believe  that any such  proceedings  will  result in  liability  material to its financial condition, results of operations or cash flow.

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
transaction. The plaintiff alleged breach of contract,  conversion and fraud and seeks damages of $451,998.54 as contract damages, pre-judgment and post-judgment interest,  exemplary damages,  attorney fees, and court costs. On March 8, 2013, the Court  granted  Gryphon's  motion for summary  judgment  and  entered  final judgment in favor of Gryphon that Caldwell take nothing.

ITEM 4. MINE SAFETY DISCLOSURES.

NOT APPLICABLE

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

       Class         Quarter Ended        High*      Low*
       -----         -------------        -----      ----
      Common         Mar. 31, 2012        0.03       0.01
      Common         June 30, 2012        0.03       0.01
      Common         Sept. 30, 2012       0.03       0.02
      Common         Dec. 31, 2012        0.05       0.01

      Common         Mar. 31, 2011        0.10       0.06
      Common         June 30, 2011        0.08       0.04
      Common         Sept. 30, 2011       0.05       0.03
      Common         Dec. 31, 2011        0.04       0.01

----------
*    Quotations reflect inter-dealer prices,  without retail mark-up,  mark-down or commission and may not necessarily represent actual transactions.

(b) Common Stock: On December 31, 2012,  there were 69,560,030  shares of common stock issued and  outstanding,  which were held by more than 400 stockholders of record  excluding  individuals  holding  securities  in street name.  Our common shares are issued in registered form. Quicksilver Stock Transfer LLC, 6623 South
Las Vegas Blvd, Suite 255, Las Vegas, NV 89119 (Telephone 702.629.1883),  is the
registrar and transfer agent for our common shares.

The  Company has never paid cash  dividends  on its common  stock and  currently intends to continue its policy of  retaining  all of its earnings for use in its business.

(c) Preferred  Stock:  The Company at December 31, 2012 had no preferred  shares issued and outstanding.

(d) Unregistered  Sales of Equity Securities and Use of  Proceeds:There  were no
Unregistered  Sales of Equity  Securities in the three months ended December 31,
2012

ITEM 6. SELECTED FINANCIAL DATA.

Information required by this item is not required to be disclosed by the Company since it is a Smaller Reporting  Company.

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

BACKGROUND

In April 2007 we commenced  operations with what were 84 producing wells in Gray and Carson counties,  Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy  Reserves  Operating LP ("Legacy")  for the sale of our oil and gas  wells in Carson  County,  Texas,  representing  for approximately  84% of our oil and gas  production  at that  time.  In 2010,  the
Company  acquired three  additional  properties in Hutchinson  County  including approximately  16 wells.  In 2011,  the Company  continued our  operational  and restoration  programs and the production capacity from our 67 actively producing wells in Gray and  Hutchinson  counties.  On October 18,  2011,  pursuant to the terms of the  Purchase  and  Sale  Agreement,  LCB  Resources  purchased  all of
Gryphon's  rights,  titles and interests in certain  leases,  wells,  equipment, contracts,  data and other  designated  property,  which sale to LCB constituted approximately 82% of the Company's consolidated total assets as of September 30,
2011 and contributed  approximately 95% and 77%, respectively,  of the Company's consolidated  gross  revenues and total expenses for the nine months then ended.
Under the terms of the Purchase and Sale Agreement,  LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.

Since the sale of substantially all of the assets of Gryphon to LCB, the Company has continued to maintain a total of four (4) producing  wells and one (1) water disposal  well.  Gryphon  also  retains  an  operator's  license  with the Texas
Railroad  Commission  and  continues  to operate  the Hood  Leases  itself.  The proceeds from the asset sale to LCB are being used to provide working capital to
Chancellor  and for future  corporate  purposes,  including  but not  limited to possible  acquisitions,  including new business  ventures outside of the oil and gas industry,  such as with Pimovi, Inc. commencing during the fourth quarter of
2012.

On November 16, 2012, a certificate of incorporation was filed with the state of
Delaware for the  formation of Pimovi,  Inc.  ("Pimovi"),  a new  majority-owned subsidiary of Chancellor, the separate company financial statements of which are consolidated with Chancellor's  consolidated  financial statements beginning for the fourth quarter of 2012.  Subsequently  on January 11, 2013 the final binding term sheet was signed by Chancellor summarizing the principal terms,  conditions and formal  establishment  of Pimovi by its two  "Co-Founders",  Chancellor  and
Kasian Franks. Under the agreement, Chancellor has agreed to provide the initial funding of $250,000 over a period of up to eight months, in consideration of the

                                       10
receipt of 61% of the equity of Pimovi in the form of Series A Preferred  Stock.
Kasian Franks, who is also the Chief Scientific Officer of Pimovi, has agreed to
contribute   certain   intellectual   property   related  to  its   business  in
consideration  for  receipt  of the  remaining  equity  in Pimovi in the form of common  stock.  The  primary  business  purpose  of Pimovi  relates  largely  to technology and mobile application fields,  including  development of proprietary consumer  algorithms,  creating user  photographic  and other activity  records,
First  Person  Video  Feeds and other  such  activities  related  to mobile  and computer gaming. In March 2013, Pimovi was reincorporated in Nevada.

Our common stock is quoted on the  Over-The-Counter  market and trades under the symbol CHAG.OB. As of March 25, 2013, there were 69,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Twelve Months Ended  December 31, 2012 Compared to Twelve Months Ended  December
31, 2011

PRODUCTION:  During 2012, we produced and sold 1,067 barrels of oil and produced and sold no gas,  generating  $91,377 in gross  revenues net of royalties  paid, with a one month lag in receipt  of  revenues  for the prior  months  sales,  as compared with 7,794 barrels of oil and 6,564 mcf of gas,  generating $733,268 in gross revenues net of royalties  paid during 2011. We had 4 wells  producing oil and none  producing  gas at December 31, 2012 and had 4 wells  producing oil and none  producing gas at December 31, 2011.  Pursuant to the terms of the Purchase and Sale Agreement dated October 18, 2011, LCB purchased all of Gryphon's right, title and interest in certain  leases,  wells,  equipment,  contracts,  data and other designated property. The assets sold to LCB constituted  approximately 82%
of the company's  consolidated  assets as of September 30, 2011 and  contributed approximately 95% and 77%,  respectively,  of the Company's  consolidated  gross revenues and total expenses for the nine months then ended.

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

                                                2012           2011
                                              --------       --------
Oil and Gas Sales:
  Oil Sales (Bbl)                               1,067           7,794
  Natural Gas Sales (Mcf)                         n/a           6,546

Average Sales Price:
  Oil, per Bbl                                $ 85.64        $  88.54
  Gas, per Mcf                                $   n/a        $   6.57

The  decrease  in net sales of both oil and  natural  gas  during the year ended
December  31, 2012 (as compared to the year ended  December  31, 2011)  resulted primarily from the sale of  substantially  all of our producing  wells effective
December 1, 2011 to LCB.

DEPRECIATION  AND   AMORTIZATION:   Expense   recognized  for  depreciation  and
amortization of property and equipment decreased $243,247,  or approximately 98%
in 2012 from 2011.  This  decrease  was  primarily  attributable  to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

LEASE OPERATING  EXPENSES AND OTHER OPERATING  EXPENSES:  During 2012, our lease and other operating expenses decreased  approximately $597,364, or approximately
89%.  Salaries  and  related  payroll  taxes  and  employee  benefits  decreased approximately  $373,363,  or  98%,  during  2012,  non-payroll  lease  operating

                                       11
expenses decreased  approximately  $224,001,  or approximately 89%, during 2012.
These decreases were primarily  attributable to the sale of substantially all of our producing wells effective December 1, 2011 to LCB.

GENERAL AND ADMINISTRATIVE EXPENSES: During 2012, our general and administrative expenses decreased $13,225,  or approximately 2% in 2012 from 2011.  Significant components of these expenses  include  consulting  fees,  professional  fees and insurance.  Professional fees increased  approximately $15,500, or approximately
9% during 2012, primarily the result of increased  consultation costs with third parties.  Insurance decreased approximately $59,675, or approximately 60% during
2012.

OTHER INCOME (EXPENSE): During 2012, approximately $83,000 of investment related professional and consulting expenses were incurred by Pimovi,  Inc., as reported in the consolidated  statement of operations for 2012.  Approximately  $5,000 of this expense  incurred was for the initial  organization and startup expenses of
Pimovi, and the remaining $78,000 of this expense incurred was for the financing of Pimovi's  general  business  purpose  related to the initial  development  of technology and mobile applications fields.

OVERALL: During 2012, we continued with the ongoing production,  maintenance and enhancements  of our 4  producing  wells in Gray  county.  As a result  of these efforts,  our gross revenues from oil production for 2012 were $91,377.  We also recognized  $18,750  in  additional  revenues  in the  early  part of  2012  for operating the properties  which we sold to LCB Resources.  The management of the
Company has  expended a large amount of time and  resources  in exploring  other acquisitions and business  opportunities,  primarily  outside of the oil and gas industry.

During the fourth  quarter  of 2012  Chancellor  entered  into an  agreement  to acquire  61% of Pimovi  Inc.,  a new  majority-owned  subsidiary  of  Chancellor beginning in the fourth quarter of 2012.  Pimovi's primary focus is creating new methods for recording activities, along with editing and assembling such records in a  proprietary  format,  including  First Person Video Feeds for sporting and other  events that  present the  different  points of views of the  athletes and other  participants.  From its inception  during the fourth quarter 2012 through
December  31,  2012,  Pimovi  incurred  a loss of  $83,076,  mostly  related  to consulting fees and general and administrative expenses, as it begins to develop its product line.  Chancellor  recorded a $50,676 loss from Pimovi during fourth quarter 2012, representing its 61% share of Pimovi.  Therefore,  the Company and its Affiliate  Pimovi reported a consolidated  net loss of $547,967 during 2012, compared to a net loss of $341,241 reported for 2011.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW:  The following table highlights  certain  information  relating to our liquidity and capital resources at December 31:

                                              2012                2011
                                           ----------          ----------

Working Capital                            $1,712,701          $2,253,170
Current Assets                              1,747,045           2,424,020
Current Liabilities                            34,344             170,850
Stockholders' Equity                        1,746,696           2,284,463

Our  working   capital  at  December  31,  2012,   decreased  by  $540,469,   or
approximately  24%,  from  December  31,  2011,  primarily  from the  loss  from operations for 2012.  Current assets decreased by $676,975 or approximately 28%, while current liabilities decreased $136,506, or approximately 80%, primarily as a result of the timing of cash disbursements.

Our capital  resources  consist  primarily of cash from operations and permanent financing,  in the form of capital  contributions  from our stockholders.  As of
December 31, 2012, the Company had $1,700,508 of unrestricted  cash on hand. Our capital expenditures related to our oil and gas operations for fiscal year 2013, estimated  to be  approximately  $15,000  to  $20,000,  consist  of  repair  and maintenance  of our four  producing  oil wells and one water  disposal  well. In addition as described below under "Contractor  Obligations," we are obligated to

                                       12
contribute to our new majority owned subsidiary,  Pimovi,  Inc., an aggregate of
$167,000  over the first six months of 2013 for its use in product  development.
We expect to pay all of these costs from cash on hand and from operations.

CASH  FLOW:  Net cash  used  during  2012  was  $611,268,  compared  to net cash generated of $1,526,678  during 2011.  The most  significant  factor causing the increase in net cash used during 2012 was from the loss from  operations and the payment of accrued  expenses and accounts  payable from  December 31, 2011.  The most  significant  factor in the net cash generated  during 2011 was the sale of assets to LCB on December 1, 2011, which generated net cash of $1,923,085.

Cash used for  operations  increased by $187,241,  or  approximately  49% during
2012, compared to 2011, primarily resulting from the loss from operations during
2012.

Cash used for  investing  activities  is $42,240  during  2012  compared to cash provided by investing  activities in 2011 of $1,906,465,  mainly attributable to the sale of assets to LCB which generated net cash of $1,935,306 during 2011.

There was no cash provided by financing  activities  during either 2012 or 2011, as there were not any issuances of common stock for cash in 2012 or 2011.

EQUITY  FINANCING:  As of December 31, 2012, our  stockholders  have contributed
$3,608,613 in equity  financing.  We do not anticipate that  significant  equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On January  11,  2013,  the final  binding  term sheet was signed by  Chancellor summarizing the principal terms,  conditions and formal  establishment of Pimovi
(a new  majority-owned  subsidiary  of  Chancellor)  by its  two  "Co-Founders",
Chancellor  and Kasian  Franks.  Under the  agreement,  Chancellor has agreed to provide the initial funding of $250,000 over a period of up to eight months,  in consideration  of the  receipt  of 61% of the  equity  of  Pimovi in the form of
Series A  Preferred  Stock.  Kasian  Franks,  who is also the  Chief  Scientific
Officer  of Pimovi,  has  agreed to  contribute  certain  intellectual  property related to its business in consideration  for receipt of the remaining equity in
Pimovi in the form of common  stock.  The  primary  business  purpose  of Pimovi
relates  largely  to  technology  and  mobile  application   fields,   including
development of proprietary consumer  algorithms,  creating user photographic and other  activity  records,  First  Person  Video Feeds and other such  activities related to mobile and computer gaming. As of and during the fourth quarter ended
December 31, 2012, Chancellor had funded Pimovi approximately $83,000 related to its  agreement to provide the initial  financing of $250,000 over a period of up to eight months, therefore it is expected that the remaining $167,000 of funding to Pimovi within the first six months of 2013 will occur, under the terms of the binding term sheet signed by Chancellor.

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

                                       13
whereby a 12-month  average  price is used  rather than a single day spot price, the use of new  technology  for  determining  reserves,  the  ability to include nontraditional  resources in reserves  and the ability to disclose  probable and possible  reserves.  Management has elected not to include probable and possible reserves in its reserve studies and related disclosures.

The  process  of  estimating  quantities  of oil and gas  reserves  is  complex, requiring  significant  decisions in the evaluation of all available geological, geophysical,  engineering and economic data. The data for a given field may also change  substantially over time as a result of numerous factors  including,  but not limited to, additional development activity, evolving production history and continual  reassessment  of the viability of production  under varying  economic conditions.  As a result,  material  revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective  decisions  and  variances  in  available  data make these  estimates generally less precise than other estimates included in the financial  statement disclosures.

As of December 31, 2011,  we had proved  reserves of .103 bcfe at 2011  12-month average prices of $89.74 per barrel before price differential adjustments. As of
December 31, 2012, we had proved reserves of .1278 bcfe at 2012 12-month average prices of $93.14 per barrel before price differential adjustments. This increase in reserves is due primarily to increase in reserve  estimate from the J.A. Hood lease.

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

If (i) oil and natural gas prices were to decrease  significantly  below present levels  (and if such  decreases  were  considered  other than  temporary),  (ii)
exploration,  drilling and operating costs were to increase significantly beyond current  levels,  or  (iii) we were  confronted  with  any  other  significantly negative  evidence  pertaining to our ability to realize our NOL  carry-forwards

                                       14
prior to their expiration,  we may be required to provide a valuation  allowance against our deferred  tax assets.  As of December 31, 2012, a deferred tax asset of $415,000 has been recognized but partially offset by a valuation allowance of
approximately   $411,000  due  to  federal  NOL  carry-back  and   carry-forward
limitations.

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

                                       15
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             CHANCELLOR GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2012 and 2011
                        Consolidated Financial Statements

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      17

Consolidated Balance Sheets                                                  18

Consolidated Statements of Operations                                        19

Consolidated Statements of Stockholders' Equity                              20

Consolidated Statements of Cash Flows                                        21

Notes to Consolidated Financial Statements                                   22

                                       16
                      [LETTERHEAD OF STARKSCHENKEIN, LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chancellor Group, Inc.

We have  audited the  accompanying  consolidated  balance  sheets of  Chancellor
Group,  Inc. as of  December  31,  2012 and 2011,  and the related  consolidated statements of income,  stockholders' equity and cash flows for each of the years in the  two-year  period  ended  December  31,  2012.  Chancellor  Group,  Inc's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of Chancellor Group, Inc. as of
December 31, 2012 and 2011, and the results of its operations and its cash flows for  each of the  years  in the  two-year  period  ended  December  31,  2012 in conformity with accounting principles generally accepted in the United States of
America.

/s/ StarkSchenkein, LLP
----------------------------------
StarkSchenkein, LLP
March 31, 2013

                                       17
                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2012 and 2011

                                                                                2012                   2011
                                                                            ------------           ------------

ASSETS

Current Assets:
  Cash in Bank                                                              $  1,700,508           $  2,086,776
  Restricted Cash                                                                 25,000                250,000
  Revenue Receivable                                                               5,500                 73,848
  Income Tax Receivable                                                            7,753                     --
  Prepaid Insurance                                                                8,284                 13,396
                                                                            ------------           ------------
Total Current Assets                                                           1,747,045              2,424,020
                                                                            ------------           ------------
Property and Equipment:
  Leasehold Costs - Developed                                                     57,580                 47,740
  Accumulated Depreciation and Amortization                                      (23,835)               (18,815)
                                                                            ------------           ------------
Total Property and Equipment, net                                                 33,745                 28,925
                                                                            ------------           ------------
Other Assets:
  Investment in Unconsolidated Subsidiary                                             --                     --
  Unamortized Letter of Credit                                                        --                  2,118
  Deposits                                                                           250                    250
                                                                            ------------           ------------
Total Other Assets                                                                   250                  2,368
                                                                            ------------           ------------

Total Assets                                                                $  1,781,040           $  2,455,313
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                          $     34,175           $    112,405
  Accrued Expenses                                                                   169                 58,445
                                                                            ------------           ------------
Total Current Liabilities                                                         34,344                170,850
                                                                            ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
   250,000 shares authorized, none outstanding                                        --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   67,960,030 and 66,640,030 shares issued and outstanding, respectively          69,560                 67,960
  Paid-in Capital                                                              3,539,053              3,498,053
  Retained Earnings (Deficit)                                                 (1,829,517)            (1,281,550)
                                                                            ------------           ------------
Total Chancellor, Inc. Stockholders' Equity                                    1,779,096              2,284,463
Noncontrolling Minority Interest in Pimovi, Inc.                                 (32,400)                    --
                                                                            ------------           ------------
Total Stockholders' Equity                                                     1,746,696              2,284,463
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity                                  $  1,781,040           $  2,455,313
                                                                            ============           ============

                 See Notes to Consolidated Financial Statements

                                       18
                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2012 and 2011

                                                                              2012                   2011
                                                                          ------------           ------------

Sales - Net of Royalties Paid:
  Oil                                                                     $     91,377           $    690,042
  Natural Gas                                                                       --                 43,226
  Other Operating Income                                                        18,750                     --
                                                                          ------------           ------------
Gross Revenue                                                                  110,127                733,268
                                                                          ------------           ------------
Operating Expenses:
  Lease Operating Expenses                                                      38,873                171,736
  Severance Taxes                                                                3,934                 35,210
  Other Operating Expenses                                                      28,051                461,276
  Administrative Expenses                                                      532,141                545,366
  Depreciation and Amortization                                                  5,020                248,267
                                                                          ------------           ------------
Total Operating Expenses                                                       608,019              1,461,855
                                                                          ------------           ------------

(Loss) From Operations                                                        (497,982)              (728,587)
                                                                          ------------           ------------
Other Income (Expense):
  Interest Income                                                                4,079                  2,174
  Other (Expense)                                                                   --                (20,119)
  Investment Professional and Consulting Expenses                              (83,076)                    --
  Gain (Loss) on Sales of Assets, net of selling costs                              --                414,710
                                                                          ------------           ------------
Total Other Income (Expense)                                                   (78,997)               396,765
                                                                          ------------           ------------
Financing Charges:
  Interest Expense                                                                  --                  1,406
  Bank Fees Amortization                                                         3,478                  8,193
                                                                          ------------           ------------
Total Financing Charges                                                          3,478                  9,599
                                                                          ------------           ------------

(Loss) Before Provision for Income Taxes                                      (580,367)              (341,421)

Provision for Income Taxes (Benefit)                                                --                 10,917
                                                                          ------------           ------------

Net Loss of Chancellor, Inc.                                                  (580,367)              (352,338)

Net (Income) Loss attributable noncontrolling interest in Pimovi, Inc.          32,400                     --
                                                                          ------------           ------------

Net Loss                                                                  $   (547,967)          $   (352,338)
                                                                          ============           ============
Net (Loss) per Share
  (Basic and Fully Diluted)                                               $      (0.01)          $      (0.01)
                                                                          ============           ============

Weighted Average Number of Common Shares Outstanding                        69,157,844             67,011,867
                                                                          ============           ============

                 See Notes to Consolidated Financial Statements

                                       19
                             CHANCELLOR GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
               For The Twenty Four Months Ended December 31, 2012

                                                                                                 Retained
                        COMMON        COMMON     PREFERRED                                       Earnings/        Total
                        STOCK         STOCK      Series B     Paid in     TREASURY   TREASURY  (Accumulated   Stockholders'
                        Shares        Amount      Amount      Capital      Shares     Amount      Deficit)       Equity
                        ------        ------      ------      -------      ------     ------      --------       ------

Balance at
 December 31, 2010    66,640,030     $ 66,640    $     --    $3,458,273         --   $     --   $  (929,212)   $2,595,701

Compensatory Stock
 Issuances             1,320,000        1,320          --        39,780         --         --            --        41,100

Net (Loss)                    --           --          --            --         --         --      (352,338)     (352,338)
                      ----------     --------    --------    ----------   --------   --------   -----------    ----------
Balance at
 December 31, 2011    67,960,030     $ 67,960    $     --    $3,498,053         --   $     --   $(1,281,550)   $2,284,463

Compensatory Stock
 Issuances             1,600,000        1,600          --        41,000         --         --            --        42,600

Net (Loss)                    --           --          --            --         --         --      (547,967)     (547,967)
                      ----------     --------    --------    ----------   --------   --------   -----------    ----------
Balance at
 December 31, 2012    69,560,030     $ 69,560    $     --    $3,539,053         --   $     --   $(1,829,517)   $1,779,096
                      ==========     ========    ========    ==========   ========   ========   ===========    ==========

                 See Notes to Consolidated Financial Statements

                                       20
                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2012 and 2011

                                                                    2012                   2011
                                                                ------------           ------------

Cash Flows From Operating Activities:
  Net (Loss)                                                    $   (547,967)          $   (352,338)
  Adjustments to Reconcile Net (Loss) to Net Cash
   Provided by (Used for) Operating Activities:
     Depreciation and Amortization                                     5,020                248,267
     Stock Compensation Expense                                       42,600                 41,100
     (Gain) Loss on Sales of Assets                                       --               (414,710)
     Decrease in Operating Assets                                     67,825                 75,265
     Increase in Operating Liabilities                              (136,506)                22,629
                                                                ------------           ------------
Net Cash (Used for) Operating Activities                            (569,028)              (379,787)
                                                                ------------           ------------
Cash Flows From Investing Activities:
  Proceeds from Sales of Assets, Net of  Selling Costs                    --              1,935,306
  Investment in Unconsolidated Subsidiary                            (32,400)                    --
  Other Capital Expenditures                                          (9,840)               (28,841)
                                                                ------------           ------------
Net Cash (Used for) Provided by Investing Activities                 (42,240)             1,906,465
                                                                ------------           ------------
Cash Flows From Financing Activities:
  Issuance of  Common Stock                                               --                     --
                                                                ------------           ------------
Net Cash Provided by Financing Activities                                 --                     --
                                                                ------------           ------------

Net Increase (Decrease) in Cash                                     (611,268)             1,526,678

Cash and Restricted Cash at the Beginning of the Year              2,336,776                810,098
                                                                ------------           ------------

Cash and Restricted Cash at the End of the Year                 $  1,725,508           $  2,336,776
                                                                ============           ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                 $         --           $      1,406
                                                                ============           ============
  Income Taxes Paid                                             $     10,917           $         --
                                                                ============           ============

                 See Notes to Consolidated Financial Statements

                                       21
                             CHANCELLOR GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2012 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Chancellor  Group,  Inc.  (the  "Company",  "our",  "we",  "Chancellor"  or  the
"Company")  was  incorporated  in the state of Utah on May 2, 1986, and then, on
December  30, 1993,  dissolved as a Utah  corporation  and  reincorporated  as a
Nevada  corporation.  The Company's primary business purpose is to engage in the acquisition, exploration and development of oil and gas production. On March 26,
1996, the Company's  corporate name was changed from Nighthawk Capital,  Inc. to
Chancellor  Group,  Inc. During early 2012, the Company's  corporate  office was moved from Pampa to Amarillo, Texas.

On November 16, 2012, a certificate of incorporation was filed with the state of
Delaware for the  formation of Pimovi,  Inc.  ("Pimovi"),  a new  majority-owned subsidiary of Chancellor,  and with which separate company financial  statements are consolidated with Chancellor's  consolidated  financial statements beginning for the fourth quarter of 2012.  Chancellor  owns 61% of the equity of Pimovi in the form of Series A Preferred Stock, therefore Chancellor maintains significant financial control.  As of December 31, 2012, Pimovi had not commenced  principal operations and had no sales or revenues for 2012, therefore Pimovi is considered a "development-stage enterprise". The primary business purpose of Pimovi relates largely to technology and mobile application  fields,  including  development of proprietary consumer  algorithms,  creating user photographic and other activity records,  First Person Video Feeds and other such  activities  related to mobile and computer gaming.

Operations

The  Company is  licensed  by the Texas  Railroad  Commission  as an oil and gas
producer and operator.  The Company and its wholly-owned  subsidiaries,  Gryphon
Production  Company,  LLC and Gryphon Field  Services,  LLC, own 5 wells in Gray
County,  Texas,  of which 1 is a water  disposal  well. As of December 31, 2012, approximately 4 oil wells are actively producing.

We produced a total of 1,067 barrels of oil in the year ended December 31, 2012.
The oil is light sweet crude.

Significant Accounting Policies

Principles of Consolidation

The  accompanying  consolidated  financial  statements  include the  accounts of
Chancellor Group,  Inc. and its wholly owned  subsidiaries:  Gryphon  Production
Company,  LLC, and Gryphon Field Services,  LLC. These entities are collectively hereinafter referred to as "the Company". Beginning for the fourth quarter 2012, the accompanying  consolidated financial statements also include the accounts of
Chancellor's majority-owned subsidiary, Pimovi, Inc., with which Chancellor owns
61% of the equity of Pimovi and maintains  significant  financial  control.  All material  inter-company  accounts and  transactions  have been eliminated in the consolidated financial statements.

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

                                       22
assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses  during the reporting  period.  Actual  results could differ from those estimates.

Products and Services, Geographic Areas and Major Customers

The Company  plans to operate its  domestic oil and gas  properties,  located in
Gray County in Texas, and possibly to acquire  additional  producing oil and gas properties.  The  Company's  major  customers,  to which the majority of its oil production is sold, are Plains Marketing and ExxonMobil.

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

Concentration of Credit Risk

Some of the Company's  operating  cash balances are  maintained in accounts that currently  exceed  federally  insured  limits.  The  Company  believes  that the financial  strength of deposit  institutions  mitigates the  underlying  risk of loss. To date,  these  concentrations  of credit risk have not had a significant impact on the Company's financial position or results of operations.

Restricted Cash

Included in restricted cash at December 31, 2012 are deposits  totaling $25,000, in the form of bond issued to the Railroad  Commission  of Texas as required for the Company's oil and gas  activities.  Included in restricted  cash at December
31, 2011 are deposits  totaling  $250,000,  which were held as collateral  for a letter of credit issued to the Railroad  Commission of Texas as required for its oil and gas activities.

Accounts Receivable

The  Company  reviews  accounts   receivable   periodically  for   collectibles,
establishes an allowance for doubtful accounts and records bad debt expense when deemed  necessary.  An  allowance  for  doubtful  accounts  was  not  considered necessary or recorded at December 31, 2012, and 2011.

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

                                       23
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

Fair Value Measurements and Disclosures

The Company estimates fair values of assets and liabilities which require either recognition  or disclosure in the financial  statements in accordance  with FASB
ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the 2012 and 2011 consolidated  financial  statements  related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

                                       24
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

Fair Value of Financial Instruments

The carrying  value of the Company's  financial  instruments,  including cash in bank,  restricted cash,  revenue  receivable and accounts payable as reported in the accompanying consolidated balance sheet, approximates fair values.

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

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic
805 "BUSINESS  COMBINATIONS".  This standard modifies certain aspects of how the
acquiring  entity   recognizes  and  measures  the  identifiable   assets,   the
liabilities  assumed and the goodwill  acquired in a business  combination.  The
Company did not enter into any business combinations during 2012 and 2011.

The Company  complies with the accounting  guidance  related to consolidation of variable  interest  entities  ("VIEs")  that  requires  a  reporting  entity  to determine  if a  primary  beneficiary  that  would  consolidate  the VIE  from a quantitative risk and rewards approach, to a qualitative approach based on which variable  interest  holder  has the power to  direct  the  economic  performance related  activities  of the VIE as well as the  obligation  to absorb  losses or right to receive benefits that could potentially be significant to the VIE. This guidance  requires  the primary  beneficiary  assessment  to be  performed on an ongoing  basis and also  requires  enhanced  disclosures  that will provide more transparency  about a company's  involvement  in a VIE. The Company did not have any VIEs that required  consolidation in these financial  statements during 2012 and 2011.

Subsequent Events

Events  occurring  after December 31, 2012 were evaluated  through the date this
Annual  Report was issued,  in  compliance  with FASB ASC Topic 855  "SUBSEQUENT
EVENTS",  to  ensure  that  any  subsequent  events  that met the  criteria  for recognition and/or disclosure in this report have been included.

Recent Accounting Pronouncements

ASU 2011-04,  "FAIR VALUE MEASUREMENT (TOPIC 820) - AMENDMENTS TO ACHIEVE COMMON
FAIR VALUE MEASUREMENTS AND DISCLOSURE REQUIREMENTS IN U.S. GAAP AND IFRSS." ASU
2011-04 amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair  value  measurement  guidance  in U.S.  generally  accepted  accounting
principles  and  International   Financial  Reporting  Standards.   ASU  2011-04
clarifies  the  application  of existing  fair value  measurement  requirements, changes  certain  principles  in Topic 820 and  requires  additional  fair value disclosures.  ASU 2011-04  became  effective for the Company on January 1, 2012, and did not have a significant  impact on the Company's  consolidated  financial statements.

                                       25
ASU 2011-05,  "Comprehensive  Income (Topic 220) - Presentation of Comprehensive
Income." ASU 2011-05 amends Topic 220,  "Comprehensive  Income," to require that all non-owner  changes in  stockholders'  equity be presented in either a single continuous  statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial  statements,  reclassification  adjustments  for items that are reclassified from other  comprehensive  income to net income in the statement or statements  where the  components  of net  income  and the  components  of other comprehensive  income are presented.  The option to present  components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated.  ASU 2011-05 became  effective for the Corporation on January 1,
2012;   however,   certain   provisions   related   to   the   presentation   of
reclassification  adjustments  have been deferred by ASU 2011-12  "Comprehensive
Income  (Topic  220) - Deferral  of the  Effective  Date for  Amendments  to the
Presentation   of   Reclassifications   of  Items  Out  of   Accumulated   Other
Comprehensive Income in Accounting Standards Update No. 2011-05,".  The adoption and  application  of ASU  2011-05  did  not  have a  significant  impact  on the
Company's consolidated financial statements as the Company has no other items of other comprehensive income,  therefore,  no separate statements of comprehensive income and additional  footnote  disclosures are included in these  consolidated financial statements.

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

NOTE 2. INCOME TAXES

Income Tax Expense is comprised of the following:

                                                                          Fiscal Year
                                                         -------------------------------------------
                                                            2012             2011            2010
                                                         ----------       ----------      ----------

Current federal                                          $       --       $       --      $       --
Current state and local                                          --           10,917              --
                                                         ----------       ----------      ----------
Deferred federal, state and local                        $       --       $       --      $       --
                                                         ==========       ==========      ==========

                                       26
The  difference  between  expected  income tax expense  (benefit)  (computed  by applying the  statutory  rate of 35% to income  before  income taxes) and actual income tax expense (benefit) is as follow:

                                                                          Fiscal Year
                                                         -------------------------------------------
                                                            2012             2011            2010
                                                         ----------       ----------      ----------

Computed "expected" Tax (Benefit)                        $(203,128)       $(119,497)      $(330,132)
State and local income taxes, net of federal effect             --           10,917              --
Changes in Valuation Allowance and other adjustments       203,128          119,497         330,132
                                                         ---------        ---------       ---------
                                                         $      --        $  10,917       $      --
                                                         =========        =========       =========

The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                  Fiscal Year
                                                         ---------------------------
                                                            2012             2011
                                                         ----------       ----------

Deferred tax assets:
  Net operating loss carry-forward                       $  414,867       $  313,409
                                                         ----------       ----------
      Total deferred tax assets                             414,867          313,409

Valuation allowance against deferred tax assets            (411,212)        (309,553)

Deferred tax assets net of valuation allowance                3,655            3,856

Deferred tax liabilities:
  Property and equipment                                      3,655            3,856
                                                         ----------       ----------
      Total deferred tax liabilities                          3,655            3,856
                                                         ----------       ----------
      Net deferred tax assets                            $       --       $       --
                                                         ==========       ==========

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

At December 31, 2012, the Company has approximately $4,000 in long-term deferred income tax liability  attributable to timing differences  between federal income tax depreciation, depletion and book depreciation.

At December 31, 2011, the Company had approximately $4,000 in long-term deferred income tax liability  attributable to timing differences  between federal income tax depreciation, depletion and book depreciation.

During 2012, the Company reported an approximately  $496,000 taxable loss, which increased  its current net operating  loss  carry-forwards  from prior years.  A long-term  deferred tax asset of approximately  $415,000 has been recognized for the  remaining  net  operating  loss  carry-forward  but  partially  offset by a valuation allowance of approximately  $411,000 due to federal NOL carry-back and carry-forward limitations.

                                       27
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

Common Stock

The Company has 250,000,000  authorized shares of common stock, par value $.001, with 69,560,030 shares issued and outstanding as of December 31, 2012.

Stock based Compensation

During 2011, the Company recognized $41,100 in professional fees expense related
to  stock  issued  to  unrelated  parties  for  business   development  services
performed.

During 2012, the Company recognized $42,600 in professional fees expense related
to  stock  issued  to  unrelated  parties  for  business   development  services
performed.

Non-employee Stock Options and Warrants

The Company  accounts for  non-employee  stock  options under FASB ASC Topic 505
"EQUITY-BASED  PAYMENTS TO  NON-EMPLOYEES",  whereby  options costs are recorded based on the fair value of the  consideration  received or the fair value of the equity instruments issued,  whichever is more reliably  measurable.  During 2012 and 2011, no options were issued, exercised or cancelled.

The Company  currently has outstanding  warrants  expiring  December 31, 2014 to purchase an  aggregate  of  6,000,000  shares of common  stock;  these  warrants consist of warrants to purchase  2,000,000  shares at an exercise price of $.025 per share,  and warrants to purchase  4,000,000  shares at an exercise  price of
$0.02 per share. In July 2009, the Company issued  additional  warrants expiring
June 30, 2014 to purchase an aggregate  of 500,000  shares of common stock at an exercise price of $0.125 per share.  From June 2010 thru April 2011, the Company issued  additional  warrants  expiring June 30, 2015 to purchase an aggregate of
420,000 shares of common stock at an exercise price of $0.125 per share.

On December 31, 2012, the Company had the following outstanding warrants:

                                       28
                                                                        Weighted
                                 Remaining                               Average
Exercise         Number of    Contractual Life   Exercise Price times   Exercise
 Price            Shares        (in years)         Number of Shares       Price
 -----            ------        ----------         ----------------       -----

$0.025          2,000,000          2                   $ 50,000
$0.020          4,000,000          2                     80,000
$0.125            500,000          1.5                   62,500
$0.125            420,000          2.5                   52,500
                ---------                              --------
                6,920,000                              $245,000           $0.035
                =========                              ========

                                                                   Remaining
                                   Number of  Weighted Average  Contractual Life
        Warrants                    Shares     Exercise Price      (in years)
        --------                    ------     --------------      ----------

Outstanding at January 1, 2011     6,500,000       $0.035
                                   ---------       ------
Issued                               420,000           --
Exercised                                 --           --
Expired/Cancelled                         --           --
                                   ---------       ------
Outstanding at January 1, 2012     6,920,000       $0.035
                                   ---------       ------
Issued                                    --           --
Exercised                                 --           --
Expired/Cancelled                         --           --
                                   ---------       ------

Outstanding at December 31, 2012   6,920,000       $0.035              2.0
                                   ---------       ------           ------

Exercisable at December 31, 2012   6,920,000       $0.035              2.0
                                   =========       ======           ======

Employee Stock Options

The  Company  accounts  for  employee  stock  options  under  FASB ASC Topic 718
"COMPENSATION-STOCK  COMPENSATION". The Company issued no employee stock options and had none outstanding as of the close of the year ended December 31, 2012 and
2011.

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                         Balance                                         Balance
                                       December 31,                                    December 31,
                                          2011            Additions      Deletions         2012
                                        --------          ---------      ---------       --------

Leases & Lease Equipment                $ 47,740          $  9,840        $     --       $ 57,580
                                        --------          --------        --------       --------
                                        $ 47,740          $  9,840        $     --       $ 57,580
                                        ========          ========        ========       ========

Less: Accumulated Depreciation            18,815             5,020              --         23,835
                                        --------          --------        --------       --------
                                        $ 28,925          $  5,020        $     --       $ 33,745
                                        ========          ========        ========       ========

                                       29
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
interest,  exemplary damages,  attorney fees, and court costs. On March 8, 2013, the Court  granted  Gryphon's  motion for summary  judgment  and  entered  final judgment in favor of Gryphon that Caldwell take nothing.

NOTE 6. LONG-TERM DEBT

The Company had no long-term debt as of December 31, 2012 and 2011.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's  service.  The cost of vacation and sick leave is recognized  when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting  company owned by the Chairman of the Board.  The Company has paid  $104,000  and  $96,000  annually  for those services  during the years ending  December 31, 2012 and December 31, 2011.  The
Company has paid  directors fees to a company owned by the chairman of the board in the amounts of $44,500 and $13,000  during the years ended  December 31, 2012 and December 31, 2011, respectively, and to one other director in the amounts of
$44,500  and  $21,000 in total  during the years  ended  December  31,  2012 and
December 31,  2011,  respectively.  During 2012,  the Company has paid $2,400 in professional  services  to a  company  owned by the  Chairman  of Board  for the supervision and storage of company documents.

NOTE 9. SUBSEQUENT EVENTS

Events  occurring  after December 31, 2012 were evaluated  through the date this
Annual Report was issued, in compliance FASB ASC Topic 855 "Subsequent  Events", to ensure that any  subsequent  events  that met the  criteria  for  recognition and/or disclosure in this report have been included.

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
interest,  exemplary damages,  attorney fees, and court costs. On March 8, 2013, the Court  granted  Gryphon's  motion for summary  judgment  and  entered  final judgment in favor of Gryphon that Caldwell take nothing.

                                       30
NOTE  10.  SUPPLEMENTAL   INFORMAITON  ON  OIL  AND  GAS  PRODUCING   ACTIVITIES
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

                                                                             Total Future
                    Net Oil       Net Gas                    Total Future     Severance &                 Discounted
                    Reserves     Reserves    Total Future     Projected       Ad Valorem    Future Net    Per Annum
Proved Developed    (Barrels)      (Mcf)     Net Revenue         Cost            Taxes      cash flow       as 10%
----------------    ---------      -----     -----------         ----            -----      ---------       ------

2012
  Producing          21,281         --        $1,982,108       $571,680         $170,461    $1,239,966     $377,885

2011
  Producing          17,326         --        $1,554,791       $606,564         $133,712    $ 814,515      $246,543

Presented  below is a summary of changes in  estimated  reserves  of the Company during the periods ended December 31, 2012 and 2011:

                                       31

                                                      Gas            Oil           Total
                                                    (mmscf)        (mmbbl)        (bcfe)
                                                   --------       --------       --------

DECEMBER 31, 2012
Proved reserves, beginning of period                     --         17.330         0.099
Extensions, discoveries and other additions              --             --            --
Revisions of previous estimates                          --          5.018         0.029
Production                                               --         (1.067)       (0.006)
Sale of reserves-in-place                                --             --            --
Purchase of reserves-in-place                            --             --            --
                                                   --------        -------         -----
Proved reserves, end of period                           --         21.281         0.123
                                                   ========        =======         =====
Proved developed reserves:
  Beginning of period                                    --         17.330         0.099
                                                   ========        =======         =====
  End of period                                          --         21.281         0.123
                                                   ========        =======         =====
DECEMBER 31, 2011
Proved reserves, beginning of period                482.730        232.954         1.888
Extensions, discoveries and other additions              --             --            --
Revisions of previous estimates                          --             --            --
Production                                           (6.546)        (7.794)       (0.053)
Sale of reserves-in-place                          (476.180)      (207.830)       (1.736)
Purchase of reserves-in-place                            --             --            --
                                                   --------        -------         -----
Proved reserves, end of period                           --         17.330         0.099
                                                   ========        =======         =====
Proved developed reserves:
  Beginning of period                               482.730        232.954         1.888
                                                   ========        =======         =====
  End of period                                          --         17.330         0.099
                                                   ========        =======         =====

During 2012,  Chancellor sold .006 bcfe of our proved reserves for approximately
$91,000 in gross revenues.

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

The aggregate amounts of capitalized costs relating to our oil and gas producing
activities  and  the  aggregate  amounts  of  related   accumulated   depletion,
depreciation, and amortization as of December 31, 2012 and 2011 are as follows.

                                                     Years Ended December 31,
                                                -------------------------------
                                                   2012                 2011
                                                ----------           ----------
Unproved oil and gas properties                         --                   --
Proved oil and gas properties                   $   57,580           $   47,740
Accumulated depreciation, depletion, and
 amortization, and valuation allowances            (23,835)             (18,815)
                                                ----------           ----------
Net capitalized costs                           $   33,745           $   28,925
                                                ==========           ==========

                                       32
The costs  incurred by the Company in oil and natural gas property  exploration, development and acquisition activities are summarized as follows:

                                                     Years Ended December 31,
                                                -------------------------------
                                                   2012                 2011
                                                ----------           ----------
Acquisition of properties
  Proved                                        $       --           $       --
  Unproved                                              --                   --
Exploration costs                                       --                   --
Development costs                               $    9,840           $   10,848

The  Company's  results  of  operations  from  oil  and  natural  gas  producing activities  are presented  below for the years ended December 31, 2012 and 2011.
The following table includes revenues and expenses  associated directly with the
Company's  oil and natural  gas  producing  activities.  It does not include any interest  costs or  general  and  administrative  costs and,  therefore,  is not necessarily indicative of the contribution to consolidated net operating results of the Company's oil and natural gas operations.

                                                     Years Ended December 31,
                                                -------------------------------
                                                   2012                 2011
                                                ----------           ----------
Revenues
  Sales, net of royalties paid                  $   91,377           $  733,268
  Transfers                                             --                   --
                                                ----------           ----------
      Total Revenues                                91,377              733,268
Production costs                                   (70,858)            (668,222)
Exploration expenses                                    --                   --
Depreciation, depletion and amortization
 and valuation provisions                           (5,020)            (170,943)
Income tax expenses (benefits)                          --                   --
                                                ----------           ----------
Results of operations from producing
 activities (excluding corporate overhead
 and interest costs)                            $   15,499           $ (105,897)
                                                ==========           ==========

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2012 and 2011 are as follows:

                                                     Years Ended December 31,
                                                ------------------------------
                                                   2012                2011
                                                ----------          ----------
Net change in sales and transfer prices and
 in production (lifting) costs related to
 future production                              $   (1,865)         $    10,848
Changes in estimated future development costs           --                   --
Sales and transfers of oil and gas produced
 during the period, net of production taxes        (91,377)            (698,058)
Net change due to purchase of minerals in
 place                                                  --                   --
Net change due to revisions in quantity
 estimates                                         142,344               96,230
Previously estimated development costs
 incurred during the period                             --                   --
Accretion of discount                                   --                   --
Net change due to sale of minerals in place             --           (4,063,039)
Net change in income taxes                              --                   --
                                                ----------          -----------
Aggregate change in the standardized measure
 of discounted future net cash flows for the
 year                                           $  131,342          $(4,654,019)
                                                ==========          ===========

                                       33
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
     *    pricing  is applied  based  upon  12-month  average  market  prices at
          December  31, 2012 and  December 31,  2011.  The  calculated  weighted average per unit prices for the Company's  proved  reserves and future net revenues were as follows:

                                                       At December 31,
                                                   ---------------------
                                                     2012          2011
                                                   -------       -------
          Oil (per barrel)                         $ 93.14       $ 89.74
          Natural gas (per Mcf)                    $   n/a       $   n/a

     *    future  development  and production  costs are  determined  based upon actual cost at year-end;
     *    the standardized  measure includes  projections of future  abandonment costs based upon actual costs at year-end; and
     *    a discount  factor of 10% per year is applied  annually  to the future net cash flows.

                                       34
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As  supervised  by our  Board  of  Directors  and our  principal  executive  and principal  financial officer,  management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its  evaluation  are  reported  on in the below  Management's  Annual
Report on Internal Control over Financial Reporting.  Based on the evaluation of our controls and procedures  (as defined in Rule 13a-15(e)  under the Securities
Exchange Act of 1934, as amended (the "Exchange Act")) required by paragraph (b)
of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures as of December 31, 2012, are effective to ensure that  information  required to be  disclosed by us in the reports that we file or submit under the Exchange Act is (x)  accumulated  and  communicated  to
management,   including  our  principal  executive  and  financial  officer,  as appropriate  to allow timely  decisions  regarding  required  disclosure and (y)
recorded,  processed,  summarized and reported within the time periods specified by the SEC's rules and forms.

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

Management  assessed  the  effectiveness  of  internal  control  over  financial reporting as of December 31, 2012.  Management carried out this assessment using the  criteria of the  Committee  of  Sponsoring  Organizations  of the  Treadway
Commission (COSO) in Internal Control--Integrated Framework.

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
Management  concluded  in this  assessment  that as of December  31,  2012,  our internal control over financial reporting is effective.

There have been no  significant  changes in our internal  control over financial reporting (as defined in Rules  13a-15(f) and 15d-15(f)  under the Exchange Act)
during  the  fourth  quarter  of the year  ended  December  31,  2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

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

                                                                    Served as a
Name                   Age               Position                 Director since
----                   ---               --------                 --------------
Maxwell Grant          75          Chairman and Director          May 23, 2007
Dudley Muth            73          Director                       March 31, 2009

                                       35
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
Maxwell Grant          75          Chief Executive Officer and     May 23, 2007
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

No person who at any time during the fiscal year ended  December  31, 2012 was a director,  officer or  beneficial  owner of more than ten  percent  (10%) of our common stock  failed to file on a timely  basis the reports  required by Section
16(a) of the Exchange Act during the fiscal year ended December 31, 2012.

                                       36
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

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity      Nonqualified
 Name and                                                          Incentive         Deferred
 Principal                                   Stock      Option        Plan         Compensation     All Other
 Position       Year  Salary($)  Bonus($)   Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----  ---------  --------   ---------  ---------  ---------------   -----------   ---------------  ---------

Maxwell Grant,  2011     --         --         --         --            --              --           $109,000       $109,000
Chairman of     2012     --         --         --         --            --              --           $148,500       $148,500
the Board of
Directors (1)

----------
(1)  Mr. Grant owns 100% of the equity  interests in Koala Pictures  Proprietary
     Ltd.  ("Koala") and Axis Network  Proprietary  Ltd. In 2011 and 2012, Koala
     was paid $96,000 and $104,000, respectively, annually in consulting fees.

In addition, Mr. Grant was paid $13,000 in cash, in 2011 in director's fees. Mr.
Grant  was  paid  $30,000,  in cash and  $14,500  in  stock  awards,  in 2012 in director's fees.

Compensation paid to Directors is set forth in the Director  Compensation  Table below.  The Company may reimburse  its  Directors for any and all  out-of-pocket expenses incurred relating to the business of the Company.

                              DIRECTOR COMPENSATION

                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------

Maxwell Grant    $30,000      $14,500      --            --               --              --            $44,500
Dudley Muth      $30,000      $14,500      --            --               --              --            $44,500

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

                                       37
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED  STOCKHOLDER  MATTERS.

The following  table sets forth,  as of March 25, 2013, on which date 69,560,030 shares of common stock were  outstanding,  the ownership of each person known by the  Registrant  to be the  beneficial  owner  of  five  percent  or more of the
Company's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group.

                                                         No. of          % of
    Name                                                 Shares        Class(1)
    ----                                                 ------        --------
Maxwell Grant (2)             Chairman and Director    24,813,800        34.43%
Dudley Muth                   Director                  3,275,000         4.64%
Directors and Executive
 Officers as a Group                                   28,088,800        38.44%

----------
(1)  Beneficial  ownership is  determined  in  accordance  with the rules of the
     Securities  and  Exchange  Commission  and  generally  includes  voting  or investment power with respect to securities. Shares of common stock subject
     to  options  or  conversion  rights  that  are  currently   exercisable  or
     exercisable within 60 days of March 25, 2013, are deemed to be beneficially owned by the person  holding such  securities  for the purpose of computing the  percentage  of  ownership  of such  person,  but are  not  treated  as outstanding  for the purpose of computing the  percentage  ownership of any other person.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

In 2012, a private company controlled by Maxwell Grant, a major stockholder (who became our Chairman of the Board of Directors in May 2007) was paid  consultancy fees of $104,000.  Also in 2012,  another private company  controlled by Maxwell
Grant was paid  professional  fees of $2,400 for the  supervision and storage of company documents.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees.
The aggregate fees billed by our current independent  auditors,  StarkSchenkein,
LLP.,  for  professional  services  rendered  for  the  audit  of our  financial statements  for the years ending  December  31, 2012,  filed as part of our 2012
Form 10-K filing and for review of our  interim  financial  statements  filed as part of our first,  second and third quarter  reports on Form 10-Q filed for the fiscal year of 2012 are approximately $27,000.

                                       38
The aggregate fees billed by our current independent  auditors,  StarkSchenkein,
LLP.,  for  professional  services  rendered  for  the  audit  of our  financial statements  for the years ending  December  31, 2011,  filed as part of our 2011
Form 10-K filing for the fiscal year of 2011 are $36,000.

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

                                       39
10.2*    Term Sheet for Investment in Pimovi, Inc.

21       Subsidiaries of the Registrant

23.1*    Report and Consent of GSM, Inc.

31*      Certification  of  Chief  Executive  Officer  and  Principal  Financial
         Officer  Pursuant  to Section  302 of The  Sarbanes  Oxley Act of 2002.

32*      Certification  of  Chief  Executive  Officer  and  Principal  Financial
         Officer  Pursuant  to 18 U.S.C.  Section  1350 as adopted  pursuant  to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*    Evaluation of Oil and Gas Reserves as of December 31, 2012, prepared by
         GSM, INC., a registered petroleum engineering firm located in Amarillo,
         Texas.

99.2     Evaluation of Oil and Gas Reserves as of December 31, 2011, prepared by
         GSM, INC., a registered petroleum engineering firm located in Amarillo,
         Texas  (incorporated  by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed by the Company on March 26, 2012 with the Securities and Exchange Commission).

101*     Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*  Filed herewith

                                       40
                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities  Exchange Act of
1934,  the  Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2013.

                                         CHANCELLOR GROUP, INC.

                                         By: /s/ Maxwell Grant
                                            ------------------------------------
                                            Maxwell Grant
                                            Chief Executive Officer and
                                            Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the  following  persons on behalf of the  Registrant in the capacities indicated, on March 25, 2013.

/s/ Maxwell Grant
-----------------------------------------
Maxwell Grant
Chief Executive Officer and Director

/s/ Dudley Muth
-----------------------------------------
Dudley Muth
Director

                                       41