Form 10-Q
period 2013-03-31
CHANCELLOR GROUP INC.
filed 2013-05-15
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of May 13, 2013: 69,560,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                                  3

     Consolidated Balance Sheets, as of March 31, 2013 (unaudited)
     and as of December 31, 2012                                               4

     Consolidated Statements of Operations, for the Three Months Ended
     March 31, 2013 and 2012 (unaudited)                                       5

     Consolidated Statements of Cash Flows, for the Three months Ended
     March 31, 2013 and 2012 (unaudited)                                       6

     Notes to Unaudited Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17

Item 4. Controls and Procedures                                               18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18

Item 6. Exhibits                                                              19

SIGNATURES                                                                    19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain   information  and  footnote   disclosures   required  under  accounting
principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                              CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets

                                                                            March 31, 2013       December 31, 2012
                                                                            --------------       -----------------
                                                                             (Unaudited)
ASSETS

Current Assets:
  Cash in Bank                                                               $  1,560,136           $  1,700,508
  Restricted Cash                                                                  25,000                 25,000
  Revenue Receivable                                                                5,383                  5,500
  Income Tax Receivable                                                             9,327                  7,753
  Prepaid Expenses                                                                 60,993                  8,284
                                                                             ------------           ------------
Total Current Assets                                                            1,660,839              1,747,045
                                                                             ------------           ------------
Property:
  Leasehold Costs - Developed                                                      57,580                 57,580
  Accumulated Amortization                                                        (25,274)               (23,835)
                                                                             ------------           ------------
Total Property, net                                                                32,306                 33,745
                                                                             ------------           ------------
Other Assets:
  Deposits                                                                            250                    250
                                                                             ------------           ------------
Total Other Assets                                                                    250                    250
                                                                             ------------           ------------

Total Assets                                                                 $  1,693,395           $  1,781,040
                                                                             ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                           $    130,693           $     34,175
  Accrued Expenses                                                                    211                    169
                                                                             ------------           ------------
Total Current Liabilities                                                         130,904                 34,344
                                                                             ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value 250,000 shares
   authorized, none outstanding                                                        --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   69,560,030 and 69,560,030 shares issued and outstanding, respectively           69,560                 69,560
  Common stock payable                                                            100,000                     --
  Paid-in Capital                                                               3,539,053              3,539,053
  Retained Earnings (Deficit)                                                  (2,054,760)            (1,829,517)
                                                                             ------------           ------------
Total Chancellor, Inc. Stockholders' Equity                                     1,653,854              1,779,096
Noncontrolling Minority Interest in Pimovi, Inc.                                  (91,363)               (32,400)
                                                                             ------------           ------------
Total Stockholders' Equity                                                      1,562,491              1,746,696
                                                                             ------------           ------------

Total Liabilities and Stockholders' Equity                                   $  1,693,395           $  1,781,040
                                                                             ============           ============

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2013 and 2012
                                   (Unaudited)

                                                                  March 31, 2013         March 31, 2012
                                                                  --------------         --------------
Sales - Net of Royalties Paid:
  Oil                                                              $     11,526           $     31,941
  Other Operating Income                                                 53,337                 18,750
                                                                   ------------           ------------
Gross Revenue                                                            64,863                 50,691
                                                                   ------------           ------------
Operating Expenses:
  Lease Operating Expenses                                                2,468                 26,137
  Severance Taxes                                                           529                  1,472
  Other Operating Expenses                                                3,600                 24,824
  Investment, Professional and Consulting Expenses                      151,187                     --
  Administrative Expenses                                               189,719                117,309
  Depreciation and Amortization                                           1,441                  1,193
                                                                   ------------           ------------
Total Operating Expenses                                                348,944                170,935
                                                                   ------------           ------------

Loss From Operations                                                   (284,081)              (120,244)
                                                                   ------------           ------------
Other Income (Expense):
  Interest Income                                                           515                  1,277
                                                                   ------------           ------------
Total Other Income (Expense)                                                515                  1,277
                                                                   ------------           ------------
Financing Charges:
  Bank Fees Amortization                                                    639                  2,518
                                                                   ------------           ------------
Total Financing Charges                                                     639                  2,518
                                                                   ------------           ------------

Loss before Provision for Income Taxes                                 (284,205)              (121,485)

Provision for Income Taxes (Benefit)                                         --                     --
                                                                   ------------           ------------

Net Loss                                                               (284,205)              (121,485)

Net Loss Attributed to noncontrolling interest in Pimovi, Inc.           58,963                     --
                                                                   ------------           ------------

Net Loss attributable to Chancellor Group, Inc.                        (225,242)              (121,485)
                                                                   ============           ============
Net Loss per Share
   (Basic and Fully Diluted)                                       $         (*)          $         (*)
                                                                   ============           ============

Weighted Average Number of Common Shares Outstanding                 69,560,030             68,360,030
                                                                   ============           ============

----------
* Less than $0.01 per share

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2013 and 2012
                                   (Unaudited)

                                                                March 31, 2013        March 31, 2012
                                                                --------------        --------------
Cash Flows from Operating Activities:
  Net Loss                                                       $  (225,242)          $  (121,485)
  Loss from Noncontrolling Interest in Pimovi, Inc.                  (58,963)                   --
  Adjustments to Reconcile Net Loss to Net Cash
   (Used for) Operating Activities:
     Depreciation and Amortization                                     1,441                 1,193
     Stock Compensation                                              100,000                13,600
  (Increase)Decrease in Operating Assets                             (54,168)               20,302
  Increase (Decrease) in Operating Liabilities                        96,560              (119,860)
                                                                 -----------           -----------
          Net Cash (Used for) Operating Activities                  (140,372)             (206,250)
                                                                 -----------           -----------

Net Increase (Decrease) in Cash and Restricted Cash                 (140,372)             (206,250)

Cash and restricted cash at the Beginning of the Period            1,725,508             2,336,776
                                                                 -----------           -----------

Cash and restricted cash at the End of the Period                $ 1,585,136           $ 2,130,527
                                                                 ===========           ===========
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                  $        --           $        --
                                                                 ===========           ===========
  Income Taxes Paid                                              $        --           $        --
                                                                 ===========           ===========


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2013

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

On November 16, 2012, a certificate of incorporation was filed with the state of Delaware for the formation of Pimovi, Inc. ("Pimovi"), a new majority-owned subsidiary of Chancellor, and with which separate company financial statements are consolidated with Chancellor's consolidated financial statements beginning for the fourth quarter of 2012. Chancellor owns 61% of the equity of Pimovi in the form of Series A Preferred Stock, therefore Chancellor maintains significant financial control. As of March 31, 2013, Pimovi had not commenced principal operations and had no sales or revenues for 2012 or through March 31, 2013, therefore Pimovi is considered a "development-stage enterprise". The primary business purpose of Pimovi relates largely to technology and mobile application fields, including development of proprietary consumer algorithms, creating user photographic and other activity records, First Person Video Feeds and other such activities related to mobile and computer gaming. In March 2013, Pimovi, Inc. was reincorporated in Nevada.

OPERATIONS

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 5 wells in Gray County, Texas, of which 1 is a water disposal well. As of March 31, 2013, approximately 4 oil wells are actively producing.

We produced a total of 137 barrels of oil in the three months ended March 31, 2013. The oil is light sweet crude.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Chancellor Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Chancellor Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

These accompanying consolidated financial statements include the accounts of Chancellor Group, Inc. and its wholly-owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Beginning for the fourth quarter 2012, the accompanying consolidated financial statements also include the accounts of Chancellor's majority-owned subsidiary, Pimovi, Inc., with which Chancellor owns 61% of the equity of Pimovi and maintains significant financial control. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2013.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc. and its wholly-owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. As of December 31, 2012 and for the three months ended March 31, 2013, these consolidated financial statements also include the accounts of Chancellor's majority-owned subsidiary, Pimovi,

Inc.,  of  which  Chancellor  owns  61%  of  the  equity.   These  entities  are
collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated.

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

RESTRICTED CASH

Included in restricted cash at March 31, 2013 and December 31, 2012 are deposits totaling $25,000, in the form of bond issued to the Railroad Commission of Texas as required for the Company's oil and gas activities.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectibles, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary or recorded at March 31, 2013 and December 31, 2012.

PREPAID EXPENSES

Certain expenses, primarily consulting fees, have been prepaid and will be used within one year.

PROPERTY

Property  and  equipment  are  recorded  at  cost  and  depreciated   under  the
straight-line method over the estimated useful life of the equipment. The estimated useful life of leasehold costs, equipment and tools ranges from five to seven years. The useful life of the office building and warehouse is estimated to be twenty years.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the March 31, 2013 consolidated financial statements related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company did not enter into any business combinations during the quarter ended March 31, 2013.

The Company complies with the accounting guidance related to consolidation of variable interest entities ("VIEs") that requires a reporting entity to determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach, to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company's involvement in a VIE. The Company did not have any VIEs that required consolidation in these financial statements during the quarter ended March 31, 2013.

SUBSEQUENT EVENTS

Events occurring after March 31, 2013 were evaluated through the date this quarterly report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

At March 31, 2013, the Company had a federal net operating loss carry-forward of approximately $2,207,162 A deferred tax asset of approximately $441,433 has been partially offset by a valuation allowance of approximately $437,816 due to federal net operating loss carry-back and carry-forward limitations.

At March 31, 2013, the Company also had approximately $3,617 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 69,560,030 shares issued and outstanding as of March 31, 2013.

STOCK BASED COMPENSATION

For the three months ending March 31, 2013, the Company recognized $50,000 in consulting fees expense, which is recorded in general and administrative expenses, and $59,000 in prepaid expense, which is recorded in current assets, all related to stock issued.

WARRANTS

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $0.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share. In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share. In June 2010, the Company issued additional warrants expiring June 30, 2015 to purchase an aggregate of 420,000 shares of common stock at an exercise price of $0.125 per share. There were no warrants issued during three months ended March 31, 2013.

On March 31, 2013, the Company had the following outstanding warrants:

                                                     Exercise        Weighted
                                  Remaining         Price times      Average
Exercise        Number of      Contractual Life      Number of       Exercise
 Price           Shares           (in years)          Shares          Price
 -----           ------           ----------          ------          -----
$0.025         2,000,000            1.75             $ 50,000
$0.020         4,000,000            1.75             $ 80,000
$0.125           500,000            1.25             $ 62,500
$0.125           420,000            2.25             $ 52,500
               ---------                             --------
               6,920,000                             $245,000         $0.035
               =========                             ========

                                                     Weighted
                                                     Average       Remaining
                                     Number of       Exercise   Contractual Life
Warrants                              Shares          Price        (in years)
--------                              ------          -----        ----------
Outstanding at January 1, 2013       6,920,000        $0.035
                                     ---------        ------
Issued                                      --            --
Exercised                                   --            --
Expired/Cancelled                           --            --
                                     ---------        ------
Outstanding at March 31, 2013        6,920,000        $0.035         2.0
                                     ---------        ------        ----
Exercisable at March 31, 2013        6,920,000        $0.035         2.0
                                     =========        ======        ====

NOTE 4. PROPERTY

A summary of fixed assets at:

                                  Balance                              Balance
                                December 31,                           March 31,
                                   2012       Additions   Deletions      2013
                                 --------     ---------   ---------    --------
Leasehold Costs - Developed      $ 57,580      $     --    $     --    $ 57,580
                                 --------      --------    --------    --------
      Total Property             $ 57,580      $     --    $     --    $ 57,580
                                 ========      ========    ========    ========

Less: Accumulated Amortization   $ 23,835      $  1,441    $     --    $ 25,274
                                 --------      --------    --------    --------
      Total Property, net        $ 33,745      $  1,441    $     --    $ 32,306
                                 ========      ========    ========    ========

NOTE 5. CONTINGENT LIABILITY

Chancellor is from time to time involved in legal proceedings incidental to its business and arising in the ordinary course. Chancellor's management does not believe that any such proceedings will result in a liability material to its financial condition, results of operations or cash flows. On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleged breach of contract, conversion and fraud and sought damages of $451,998.54 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. On March 8, 2013, the Judge of the 223rd District Court entered Final Judgment that Caldwell takes nothing by his suit. Caldwell has filed a motion for new trial, and Gryphon Production has requested that the motion be denied. The Court has not ruled on the motion.

NOTE 6.   CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a 12 month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $19,000 in consulting fees related to this agreement for the quarter ending March 31, 2013 and also recorded $59,000 in prepaid expenses in current assets.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the management and consulting services of a consulting company owned by the Chairman of the Board. The Company incurred expenses totaling $29,400 and $24,000 for those services during the three months ending March 31, 2013 and 2012, respectively.

NOTE 9. SUBSEQUENT EVENTS

Events occurring after March 31, 2013 were evaluated through the date the Form 10Q was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

On November 16, 2012, a certificate of incorporation was filed with the state of Delaware for the formation of Pimovi, Inc. ("Pimovi"), a new majority-owned subsidiary of Chancellor, the separate company financial statements of which are consolidated with Chancellor's consolidated financial statements beginning for the fourth quarter of 2012. Subsequently on January 11, 2013 the final binding term sheet was signed by Chancellor summarizing the principal terms, conditions and formal establishment of Pimovi by its two "Co-Founders", Chancellor and Kasian Franks. Under the agreement, Chancellor has agreed to provide the initial funding of $250,000 over a period of up to eight months, in consideration of the receipt of 61% of the equity of Pimovi in the form of Series A Preferred Stock. Kasian Franks, whom is also the Chief Scientific Officer of Pimovi, has agreed to contribute certain intellectual property related to its business in consideration for receipt of the remaining equity in Pimovi in the form of common stock. The primary business purpose of Pimovi relates largely to technology and mobile application fields, including development of proprietary consumer algorithms, creating user photographic and other activity records, First Person Video Feeds and other such activities related to mobile and computer gaming. In March 2013, Pimovi was reincorporated in Nevada.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of May 13, 2013, there were 69,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.

PRODUCTION: During the three months ended March 31, 2013, we produced and sold 137 barrels of oil, generating $11,526 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 76 barrels of oil, generating $7,320 in gross revenues net of royalties paid and an additional 315 barrels of oil which was in tanks at the date of the sale to LCB in 2011, resulting in $24,621, during the same period in 2012. During the three months ended March 31, 2013, the Company also recorded other income of $53,377 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. We had 4 wells actually producing oil and none producing gas at March 31, 2013 and had 4 wells actually producing oil and none producing gas at March 31, 2012

The Company has continued to maintain a total of four (4) producing wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas Railroad Commission and continue to operate the Hood Leases itself. The proceeds from the asset sale to LCB in 2011 will continue to be used to provide working capital to Gryphon and for future corporate purposes including, but not limited to, possible acquisitions and other corporate programs and purposes that have yet to be identified

The following table summarizes our production volumes and average sales prices for the periods ended March 31:

                                                 2013                 2012
                                                ------               -------
Oil Sales:
  Oil Sales (Bbl)                                  176                  390
Average Sales Price:
  Oil, per Bbl                                  $84.27               $81.85

The decrease in net sales of oil during the period ended March 31, 2013 (as compared to the period ended March 31, 2012) is primarily attributable to the final settlement in the first quarter of 2011 for 315 barrels of oil which was in tanks as of the date of sale to LCB. The production from the existing wells in operation increased by 111 barrels compared to the same period last year.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $248, or approximately 21% in the three months ended March 31, 2013 compared to the same period in 2012. This increase was primarily attributable to an increase in capitalized well equipment.

GENERAL AND ADMINISTRATIVE EXPENSES: During the three months ended March 31, 2013, our general and administrative expenses increased $178,009, or approximately 104% compared to same period in 2012. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees increased approximately $76,000, or approximately 95%, during the three months ending March 31, 2013 compared to the same period in 2012, primarily the result of increased investor relations expenses and consultation costs with third parties. Travel expenses increased approximately $10,086 compared to same period in 2012, primarily the result of travel expenses related to the Company's investment in Pimovi, Inc. and the hiring of a new investor relations firm. Insurance decreased approximately $9,350, or approximately 60% during the three months ending March 31, 2013 compared to the same period in 2012, primarily the result of the company no longer operating the wells sold to LCB in 2011 thereby reducing the insurance coverage needed. During the first three months of 2013, approximately $151,000 of investment related professional and consulting expenses were incurred by Pimovi, Inc., as reported in the consolidated statement of operations for the first three months of 2013. The majority of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields.

OVERALL: During the three months ended March 31, 2013, we continued with the ongoing production, maintenance and enhancements of our 4 producing wells in Gray county. As a result of these efforts, our gross revenues from oil production for the three months ended March 31, 2013 were $11,526. During the three months ended March 31, 2013, the Company also recorded other income of $53,377 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. The management of the Company has expended a large amount of time and resources in exploring other acquisitions and business opportunities, primarily outside of the oil and gas industry.

During the fourth quarter of 2012 Chancellor entered into an agreement to acquire 61% of Pimovi Inc., a new majority-owned subsidiary of Chancellor beginning in the fourth quarter of 2012. Pimovi's primary focus is creating new methods for recording activities, along with editing and assembling such records in a proprietary format, including First Person Video Feeds for sporting and other events that present the different points of views of the athletes and other participants. During the three months ended March 31, 2013, Pimovi incurred a loss of $151,187, mostly related to consulting fees and general and administrative expenses, as it begins to develop its product line. Chancellor recorded a $92,224 loss from Pimovi during first quarter of 2013, representing its 61% share of Pimovi. Therefore, the Company and its Affiliate Pimovi reported a consolidated net loss of $225,242 during the first quarter of 2013, compared to a net loss of $121,485 reported for 2012.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                           March 31, 2013      December 31, 2012
                                           --------------      -----------------
Working Capital                              $1,529,935            $1,712,701
Current Assets                                1,660,839             1,747,045
Current Liabilities                             130,904                34,344
Stockholders' Equity                          1,562,491             1,746,696

Our working capital at March 31, 2013 decreased by $182,766, or approximately 10%, from December 31, 2012, primarily from the loss from operations during first quarter 2013. Current assets decreased by decreased by $86,206 or approximately 5%, while current liabilities increased $96,560 or approximately 274%, primarily as a result of operating losses incurred during the first quarter of 2013.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of March 31, 2013, the Company had $1,560,136 of unrestricted cash on hand.

CASH FLOW: Net cash used during the three months ended March 31, 2013 was $140,372 compared to net cash used of $206,250 during same period in 2012. The most significant factor causing the decrease in net cash used during 2013 relates to the increase in liabilities related to the timing of cash disbursements.

Cash used for operations decreased by $65,878, or approximately 32% during the first quarter in 2013, compared to the same period in 2012, primarily related to the increase in liabilities related to the timing of cash disbursements.

EQUITY FINANCING: As of March 31, 2013, our stockholders have contributed $3,708,613 in total equity financing to date. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a 12 month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $19,000 in consulting fees related to this agreement for the quarter ending March 31, 2013 and also recorded $59,000 in prepaid expenses in current assets.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of March 31, 2013, a deferred tax liability of $3,616 has been recognized but partially offset by a valuation allowance of approximately $438,000 due to federal NOL carry-back and carry-forward limitations.

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

ITEM 4. CONTROLS AND PROCEDURES

As supervised by our Board of Directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Report on Internal Control over Financial Reporting. Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the 1934 Securities Exchange Act, as amended (the "Exchange Act")) required by paragraph (b) of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures as of March 31, 2013, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officer, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chancellor is from time to time involved in legal proceedings incidental to its business and arising in the ordinary course. Chancellor's management does not believe that any such proceedings will result in a liability material to its financial condition, results of operations or cash flows. On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleged breach of contract, conversion and fraud and sought damages of $451,998.54 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. On March 8, 2013, the Judge of the 223rd District Court entered Final Judgment that Caldwell takes nothing by his suit. Caldwell has filed a motion for new trial, and Gryphon Production has requested that the motion be denied. The Court has not ruled on the motion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                                                Total
                                                                                           Offering Price/
                                                                              Principal      Underwriting
     Date                     Title and Amount(1)          Purchaser         Underwriter      Discounts
     ----                     -------------------          ---------         -----------      ---------
February 25, 2013    1,000,000 shares of common stock      Advisor              NA             $0.06/NA
March 25, 2013       1,000,000 shares of common stock      Co-Founder of        NA             $0.04/NA
                                                           Pimovi, Inc.

(1) The issuances to advisors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

ITEM 6. EXHIBITS

10.1     Stock Purchase and Contribution Agreement - Pimovi, Inc.

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

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2013.

                                       CHANCELLOR GROUP, INC.


                                       By: /s/ Maxwell Grant
                                           -------------------------------------
                                           Maxwell Grant
                                           Chief Executive Officer and
                                           Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 13, 2013.


By: /s/ Maxwell Grant
    -----------------------------------------
    Maxwell Grant, Chief Executive Officer

                                  EXHIBIT INDEX

10.1     Stock Purchase and Contribution Agreement - Pimovi, Inc.

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