Form 10-Q
period 2013-06-30
CHANCELLOR GROUP INC.
filed 2013-08-14
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended: June 30, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of August 13, 2013: 71,560,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

     Consolidated Balance Sheets, as of June 30, 2013 (unaudited)
     and December 31, 2012                                                    4

     Consolidated Statements of Operations, for the Three and Six Months
     Ended June 30, 2013 and 2012 (unaudited)                                 5

     Consolidated Statements of Cash Flows, for the Six Months Ended
     June 30, 2013 and 2012 (unaudited)                                       6

     Notes to Unaudited Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                14

Item 3. Quantitative and Qualitative Disclosures About Market Risk           18

Item 4. Controls and Procedures                                              19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 6. Exhibits                                                             19

SIGNATURES                                                                   20

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

The results of operations for the three and six months ended June 30, 2013 and 2012, are not necessarily indicative of the results for the entire fiscal year or for any other period.

                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets

                                                                           June 30, 2013        December 31, 2012
                                                                           -------------        -----------------
                                                                            (Unaudited)
ASSETS

Current Assets:
  Cash in Bank                                                              $  1,203,878           $  1,700,508
  Restricted Cash                                                                 25,000                 25,000
  Revenue Receivable                                                               6,042                  5,500
  Income Tax Receivable                                                           10,865                  7,753
  Prepaid Expenses                                                                74,997                  8,284
                                                                            ------------           ------------
Total Current Assets                                                           1,320,782              1,747,045
                                                                            ------------           ------------
Property:
  Leasehold Costs - Developed                                                     57,580                 57,580
  Accumulated Amortization                                                       (26,714)               (23,835)
                                                                            ------------           ------------
Total Property, net                                                               30,866                 33,745
                                                                            ------------           ------------
Other Assets:
  Deposits                                                                           250                    250
                                                                            ------------           ------------
Total Other Assets                                                                   250                    250
                                                                            ------------           ------------

Total Assets                                                                $  1,351,898           $  1,781,040
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                          $     47,759           $     34,175
  Accrued Expenses                                                                   886                    169
                                                                            ------------           ------------
Total Current Liabilities                                                         48,645                 34,344
                                                                            ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
   250,000 shares authorized, none outstanding                                        --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   71,560,030 and 69,560,030 shares issued and outstanding, respectively          71,560                 69,560
  Paid-in Capital                                                              3,637,053              3,539,053
  Retained Earnings (Deficit)                                                 (2,242,606)            (1,829,517)
                                                                            ------------           ------------
Total Chancellor, Inc. Stockholders' Equity                                    1,466,007              1,779,096
Noncontrolling Minority Interest in Pimovi, Inc.                                (162,754)               (32,400)
                                                                            ------------           ------------
Total Stockholders' Equity                                                     1,303,253              1,746,696
                                                                            ------------           ------------
Total Liabilities and Stockholders' Equity                                  $  1,351,898           $  1,781,040
                                                                            ============           ============


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2013 and 2012
                                   (Unaudited)

                                                          Three months ended                    Six months ended
                                                                June 30,                            June 30,
                                                     ------------------------------      -----------------------------
                                                         2013              2012              2013             2012
                                                     ------------      ------------      ------------     ------------
Revenues - Net of Royalties Paid:
  Oil                                                $     18,295      $     12,406      $     29,821     $     44,347
  Other Operating Income                                       --                --            53,337           18,750
                                                     ------------      ------------      ------------     ------------
Revenues, net                                              18,295            12,406            83,158           63,097
                                                     ------------      ------------      ------------     ------------
Operating Expenses:
  Lease Operating Expenses                                 13,339             2,608            15,807           28,745
  Severance Taxes                                             841               294             1,370            1,766
  Other Operating Expenses                                  3,600             3,226             7,200           28,050
  Investment Professional and Consulting Expenses         183,054                --           334,241               --
  Administrative Expenses                                  75,289           154,221           265,009          271,529
  Depreciation and Amortization                             1,439             1,193             2,879            2,387
                                                     ------------      ------------      ------------     ------------
Total Operating Expenses                                  277,562           161,542           626,506          332,477
                                                     ------------      ------------      ------------     ------------

Loss From Operations                                     (259,267)         (149,136)         (543,348)        (269,380)
                                                     ------------      ------------      ------------     ------------
Other Income (Expense):
  Interest Income                                             400             1,122               915            2,399
                                                     ------------      ------------      ------------     ------------
Total Other Income (Expense)                                  400             1,122               915            2,399
                                                     ------------      ------------      ------------     ------------
Financing Charges:
  Bank Fees Amortization                                      371               294             1,010            2,812
                                                     ------------      ------------      ------------     ------------
Total Financing Charges                                       371               294             1,010            2,812
                                                     ------------      ------------      ------------     ------------

Loss Before Provision for Income Taxes                   (259,238)         (148,308)         (543,443)        (269,793)

Provision for Income Taxes (Benefit)                           --                --                --               --
                                                     ------------      ------------      ------------     ------------

Net Income (Loss) of Chancellor, Inc.                    (259,238)         (148,308)         (543,443)        (269,793)

Net (Income) Loss attributable to
 noncontrolling interest in Pimovi, Inc.                   71,391                --           130,354               --
                                                     ------------      ------------      ------------     ------------

Net Loss                                             $   (187,847)     $   (148,308)     $   (413,089)    $   (269,793)
                                                     ============      ============      ============     ============
Net Loss per Share
  (Basic and Fully Diluted)                          $        (*)      $        (*)      $        (*)     $        (*)
                                                     ============      ============      ============     ============

Weighted Average Number of Common Shares
 Outstanding                                           71,560,030        69,241,349        70,902,571       68,751,239
                                                     ============      ============      ============     ============

----------
* Less than $0.01 per share


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2013 and 2012
                                   (Unaudited)

                                                                June 30, 2013          June 30, 2012
                                                                -------------          -------------
Cash Flows from Operating Activities:
  Net Loss                                                       $   (413,089)          $   (269,793)
  Loss from Noncontrolling Interest in Pimovi, Inc.                  (130,354)                    --
  Adjustments to Reconcile Net Loss to Net Cash
   (Used for) Operating Activities:
     Depreciation and Amortization                                      2,879                  2,387
     Stock Compensation                                               100,000                 42,600
     Decrease in Operating Assets                                     (70,367)               (35,752)
     Increase (Decrease) in Operating Liabilities                      14,301               (135,216)
                                                                 ------------           ------------
          Net Cash (Used for) Operating Activities                   (496,630)              (395,774)
                                                                 ------------           ------------

Net Increase (Decrease) in Cash and Restricted Cash                  (496,630)              (395,774)

Cash and restricted cash at the Beginning of the Period             1,725,508              2,336,776
                                                                 ------------           ------------

Cash and restricted cash at the End of the Period                $  1,228,878           $  1,941,002
                                                                 ============           ============

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                  $         --           $         --
                                                                 ============           ============
  Income Taxes Paid                                              $         --           $         --
                                                                 ============           ============


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2013


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

On November 16, 2012, a certificate of incorporation was filed with the state of Delaware for the formation of Pimovi, Inc. ("Pimovi"), a new majority-owned subsidiary of Chancellor, and with which separate company financial statements are consolidated with Chancellor's consolidated financial statements beginning for the fourth quarter of 2012. Chancellor owns 61% of the equity of Pimovi in the form of Series A Preferred Stock, therefore Chancellor maintains significant financial control. As of June 30, 2013, Pimovi had not commenced principal operations and had no sales or revenues for 2012 or through June 30, 2013, therefore Pimovi is considered a "development-stage enterprise". The primary business purpose of Pimovi relates largely to technology and mobile application fields, including development of proprietary consumer algorithms, creating user photographic and other activity records, First Person Video Feeds and other such activities related to mobile and computer gaming. In March 2013, Pimovi, Inc. was reincorporated in Nevada.

OPERATIONS

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 5 oil wells in Gray County, Texas, of which 1 is a water disposal well. As of June 30, 2013, approximately 4 oil wells are actively producing.

We produced a total of 208 and 345 barrels of oil in the three and six months ended June 30, 2013, respectively, and a total of 139 and 530 barrels of oil in the three and six months ended June 30, 2012, respectively. The oil is light sweet crude.

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

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc. and its wholly-owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. As of December 31, 2012 and for the six months ended June 30, 2013, these consolidated financial statements also include the accounts of Chancellor's majority-owned subsidiary, Pimovi, Inc., of which Chancellor owns 61% of the equity. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of six months or less as cash equivalents. The Company had no cash equivalents as of June 30, 2013 and December 31, 2012.

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

RESTRICTED CASH

Included in restricted cash at June 30, 2013 and December 31, 2012 are deposits totaling $25,000, in the form of bond issued to the Railroad Commission of Texas as required for the Company's oil and gas activities.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectibles, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary or recorded at June 30, 2013 and December 31, 2012.

PREPAID EXPENSES

Certain expenses, primarily investment professional and consulting fees, have been prepaid and will be used within one year.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the June 30, 2013 consolidated financial statements related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and long term debt, as reported in the accompanying consolidated balance sheet, approximates fair values, due to their short-term nature.

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

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company did not enter into any business combinations during the six months ended June 30, 2013.

The Company complies with the accounting guidance related to consolidation of variable interest entities ("VIEs") that requires a reporting entity to determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach, to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company's involvement in a VIE. The Company did not have any VIEs that required consolidation in these financial statements during the six months ended June 30, 2013.

SUBSEQUENT EVENTS

Events occurring after June 30, 2013 were evaluated through the date this quarterly report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

RECENT ACCOUNTING PRONOUNCEMENTS

In  July  2013,  FASB  issued  ASU  No.  2013-11,   INCOME  TAXES  (TOPIC  740):
PRESENTATION OF AN UNRECOGNIZED TAX BENEFIT WHEN A NET OPERATING LOSS CARRYFORWARD, A SIMILAR TAX LOSS, OR A TAX CREDIT CARRYFORWARD EXISTS. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

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

At June 30, 2013, the Company had a federal net operating loss carry-forward of approximately $2,283,154 A deferred tax asset of approximately $456,631 has been partially offset by a valuation allowance of approximately $453,053 due to federal net operating loss carry-back and carry-forward limitations.

At June 30, 2013, the Company also had approximately $3,578 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 71,560,030 shares issued and outstanding as of June 30, 2013.

STOCK BASED COMPENSATION

For the three and six months ending June 30, 2013, the Company recognized $65,000 and $15,000, respectively, in consulting fees expense, which is recorded in general and administrative expenses, and as of June 30, 2013 has recorded $35,000 in prepaid expense, which is recorded in current assets, all related to stock issued.

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

On June 30, the Company had the following outstanding warrants:

                                                     Exercise        Weighted
                                  Remaining         Price times      Average
Exercise        Number of      Contractual Life      Number of       Exercise
 Price           Shares           (in years)          Shares          Price
 -----           ------           ----------          ------          -----
$0.025         2,000,000            1.50             $ 50,000
$0.020         4,000,000            1.50             $ 80,000
$0.125           500,000            1.00             $ 62,500
$0.125           420,000            2.00             $ 52,500
               ---------                             --------
               6,920,000                             $245,000         $0.035
               =========                             ========

                                                     Weighted
                                                     Average       Remaining
                                     Number of       Exercise   Contractual Life
Warrants                              Shares          Price        (in years)
--------                              ------          -----        ----------
Outstanding at January 1, 2013       6,920,000        $0.035
                                     ---------        ------
Issued                                      --            --
Exercised                                   --            --
Expired/Cancelled                           --            --
                                     ---------        ------
Outstanding at June 30, 2013         6,920,000        $0.035         1.75
                                     ---------        ------         ----
Exercisable at June 30, 2013         6,920,000        $0.035         1.75
                                     =========        ======         ====

NOTE 4. PROPERTY

A summary of fixed assets at:

                                  Balance                              Balance
                                December 31,                           June 30,
                                   2012       Additions   Deletions      2013
                                 --------     ---------   ---------    --------
Leasehold Costs - Developed      $ 57,580      $     --    $     --    $ 57,580
                                 --------      --------    --------    --------
      Total Property             $ 57,580      $     --    $     --    $ 57,580
                                 ========      ========    ========    ========

Less: Accumulated Amortization   $ 23,835      $  2,879    $     --    $ 26,714
                                 --------      --------    --------    --------
      Total Property, net        $ 33,745      $  2,879    $     --    $ 30,866
                                 ========      ========    ========    ========

NOTE 5. CONTINGENT LIABILITY

Chancellor is from time to time involved in legal proceedings incidental to its business and arising in the ordinary course. Chancellor's management does not believe that any such proceedings will result in a liability material to its financial condition, results of operations or cash flows. On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleged breach of contract, conversion and fraud and sought damages of $451,999 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. On March 8, 2013, the Judge of the 223rd District Court entered Final Judgment that Caldwell takes nothing by his suit. Caldwell filed a motion for new trial. However, by letter dated July 29, 2013, the court advised Gryphon's counsel that the court was of the opinion that Gryphon's motion to dismiss should be (i) granted and costs should be awarded against the plaintiff and (ii) asked counsel to submit a form of order to that effect to be entered by the court. On August 6, 2013, Caldwell filed a motion to repeal the Court's order of July 29, 2013.

NOTE 6. CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a twelve month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $19,000 and $28,500 in consulting fees related to this agreement for the three and six months ending June 30, 2013 and also still has $47,500 in related prepaid expenses in current assets as of June 30, 2013.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the management and consulting services of a consulting company owned by the Chairman of the Board. For the three and six months ending June 30, 2013, the Company has paid $27,000 and $54,000, respectively for those services. During the three and six months ending June 30, 2012, the Company paid $26,000 and $50,000, respectively for those services.

NOTE 9. SUBSEQUENT EVENTS

Events occurring after June 30, 2013 were evaluated through the date the Form 10Q was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

Since the sale of substantially all of the assets of Gryphon to LCB, the Company has continued to maintain a total of four (4) producing oil wells and one (1) water disposal well. Gryphon also retains an operator's license with the Texas Railroad Commission and continues to operate the Hood Leases itself. The proceeds from the asset sale to LCB are being used to provide working capital to Chancellor and for future corporate purposes, including but not limited to possible acquisitions, including new business ventures outside of the oil and gas industry, such as with Pimovi, Inc. commencing during the fourth quarter of 2012.

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

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of August 13, 2013, there were 71,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012.

PRODUCTION: During the three months ended June 30, 2013, we produced and sold 208 barrels of oil, generating $18,295 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 72 barrels of oil, generating $6,376 in gross revenues net of royalties paid during the same period in 2012. During the same period in 2012 the Company also recorded revenue from the sale of approximately 67 barrels of oil which was in the tanks at the date of the sale to LCB, resulting in approximately $6,030 in revenues. We had 4 wells actually producing oil at June 30, 2013 and 2012.

The Company has continued to maintain a total of four (4) producing oil wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas Railroad Commission and continue to operate the Hood Leases itself.

The following table summarizes our production volumes and average sales prices for the three months ended June 30:

                                                  2013               2012
                                                --------           --------
Oil Sales:
  Oil Sales (Bbl)                                   208                139

Average Sales Price:
  Oil, per Bbl                                   $88.05             $89.00

The increase in revenues from oil during the three months ended June 30, 2013 (as compared to the three months ended June 30, 2012) resulted from the timing of oil deliveries compared to the same period a year ago.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $246, or approximately 21% in the three months ended June 30, 2013 compared to the same period in 2012. This increase was primarily attributable to an increase in capitalized well equipment.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the three months ended June 30, 2013, our operating expenses increased approximately $194,706 compared to the same period in 2012 primarily due to approximately $183,000 of investment related professional and consulting expenses were incurred by Pimovi, Inc., as reported in the consolidated statement of operations for the three months ended June 30, 2013. The majority of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. Pimovi was started in the fourth quarter of 2012 and therefore did not have any activity during the second quarter of 2012. Operating expenses also increased approximately $10,700 due to increased well workover and maintenance expenses incurred during the second quarter of 2013 compared to the same period in 2012. During the three months ended June 30, 2013, our general and administrative expenses decreased $78,932, or approximately 51% compared to same period in 2012. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees decreased approximately $34,000, or approximately 39%, during the three months ending June 30, 2013 compared to the same period in 2012, primarily the result of decreased professional and legal expense. Travel expenses decreased approximately $11,768 compared to same period in 2012, primarily the result of minimal travel expenses incurred in the three months ended June 30, 2013. Insurance increased approximately $659, or approximately 11% during the three months ending June 30, 2013 compared to the same period in 2012, primarily the result of premium increases.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012.

PRODUCTION: During the six months ended June 30, 2013, we produced and sold 345 barrels of oil, generating $29,821 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 163 barrels of oil generating $13,697 in gross revenues net of royalties paid during the same period in 2012. During the six months ended June 30, 2013, the Company also recorded other income of $53,337 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. During the same period in 2012, the Company also recorded revenue from the sale of approximately 382 barrels of oil which was in tanks at the date of the sale to LCB, resulting in approximately $30,650 in revenues. Also during the same period in 2012, pursuant to the transition services agreement related to the asset sale to LCB, the Company recorded $18,750 in other income for operating the wells sold to LCB through February 15, 2012. We had 4 wells actually producing oil at June 30, 2013 and 2012.

The Company has continued to maintain a total of four (4) producing oil wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas Railroad Commission and continue to operate the Hood Leases itself.

The following table summarizes our production volumes and average sales prices for the six months ended June 30:

                                                  2013               2012
                                                --------           --------
Oil Sales:
  Oil Sales (Bbl)                                   345                530

Average Sales Price:
  Oil, per Bbl                                   $86.55             $83.73

The decrease in revenues of oil during the six months ended June 30, 2013 (as compared to the period ended June 30, 2012) resulted in primarily from the revenues from 2012 being higher as a result of the sale of approximately 382 barrels of oil which was in tanks at the date of the sale to LCB, resulting in approximately $30,650 in revenues.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $492, or approximately 20% in the six months ended June 30, 2013 compared to the same period in 2012. This increase was primarily attributable to additional capitalized well costs.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the six months ended June 30, 2013, our operating expenses increased $300,057, or approximately 512%, primarily due to approximately $334,000 of investment related professional and consulting expenses were incurred by Pimovi, Inc., as reported in the consolidated statement of operations for the six months ended June 30, 2013. The majority of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. Pimovi was started in the fourth quarter of 2012 and therefore did not have any activity during the first six months of 2012.. Administrative expenses decreased $6,520, or approximately 2% compared to same period in 2012. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees increased approximately $42,550, or approximately 26%, during the six months ending June 30, 2013 compared to the same period in 2012, primarily the result of increased consulting fees and investor relations expense. Travel expenses decreased approximately $1,682 compared to same period in 2012, primarily the result of minimal travel expenses incurred in the six months ended June 30, 2013. Insurance decreased approximately $8,692, or approximately 40% during the six months ending June 30, 2013 compared to the same period in 2012, due primarily to the sale of substantially all of our producing wells effective December 1, 2011 to LCB and the decrease in insurance coverage requirements.

OVERALL: During the six months ended June 30, 2013, we continued with the ongoing production, maintenance and enhancements of our 4 producing wells in Gray county. As a result of these efforts, our gross revenues from oil production for the six months ended June 30, 2013 were $29,821. During the six months ended June 30, 2013, the Company also recorded other income of $53,337 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. The management of the Company has expended a large amount of time and resources in exploring other acquisitions and business opportunities, primarily outside of the oil and gas industry. During the fourth quarter of 2012 Chancellor entered into an agreement to acquire 61% of Pimovi Inc., a new majority-owned subsidiary of Chancellor beginning in the fourth quarter of 2012. Pimovi's primary focus is creating new methods for recording activities, along with editing and assembling such records in a proprietary format, including First Person Video Feeds for sporting and other events that present the different points of views of the athletes and other participants. During the six months ended June 30, 2013, Pimovi incurred a loss of $334,241, mostly related to consulting fees and general and administrative expenses, as it begins to develop its product line. Chancellor recorded a $203,887 loss from Pimovi during first six months of 2013, representing its 61% share of Pimovi. Therefore, the Company and its Affiliate Pimovi reported a consolidated net loss of $413,089 during the first six months of 2013, compared to a net loss of $269,793 reported for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                        June 30, 2013         December 31, 2012
                                        -------------         -----------------
Working Capital                          $1,272,137              $1,712,701
Current Assets                            1,320,782               1,747,045
Current Liabilities                          48,645                  34,344
Stockholders' Equity                      1,303,253               1,746,696

Our working capital at June 30, 2013 decreased by $440,564 or approximately 26%, from December 31, 2012, primarily from the loss from operations during first six months of 2013. Current assets decreased by decreased by $426,263, or approximately 24%, while current liabilities increased $14,301 or approximately 42%, primarily as a result of operating losses incurred during the first six months of 2013.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of June 30, 2013, the Company had $1,203,878 of unrestricted cash on hand.

CASH FLOW: Net cash used during the six months ended June 30, 2013 was $496,630 compared to net cash used of $395,775 during same period in 2012. The most significant factor causing the increase in net cash used during the first six months of 2013 compared to the same period last year relates to the continued funding of cash to Pimovi, Inc to support its investment, professional and consulting expenses, as Pimovi is still in the development stage, as well as continued operational losses unrelated to Pimovi.

Cash used for operations increased by $100,855, or approximately 25% during the first six months of 2013, compared to the same period in 2012, primarily related to the continued funding of cash to Pimovi, Inc to support its investment, professional and consulting expenses, as Pimovi is still in the development stage, as well as continued operational losses unrelated to Pimovi.

EQUITY FINANCING: As of June 30, 2013, our stockholders have contributed $3,708,613 in total equity financing to date. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a 12 month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $28,500 in consulting fees related to this agreement for the quarter ending June 30, 2013 and also still has $47,500 in prepaid expenses in current assets as of June 30, 2013.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of June 30, 2013, a deferred tax asset of $456,630 has been recognized but partially offset by a valuation allowance of approximately $453,053 due to federal NOL carry-back and carry-forward limitations.

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

ITEM 4. CONTROLS AND PROCEDURES

As supervised by our Board of Directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Report on Internal Control over Financial Reporting. Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the 1934 Securities Exchange Act, as amended (the "Exchange Act")) required by paragraph (b) of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures as of June 30, 2013, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officer, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chancellor is from time to time involved in legal proceedings incidental to its business and arising in the ordinary course. Chancellor's management does not believe that any such proceedings will result in a liability material to its financial condition, results of operations or cash flows. On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleged breach of contract, conversion and fraud and sought damages of $451,999 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. On March 8, 2013, the Judge of the 223rd District Court entered Final Judgment that Caldwell takes nothing by his suit. Caldwell filed a motion for new trial. However, by letter dated July 29, 2013, the court advised Gryphon's counsel that the court was of the opinion that Gryphon's motion to dismiss should be (i) granted and costs should be awarded against the plaintiff and (ii) asked counsel to submit a form of order to that effect to be entered by the court. On August 6, 2013, Caldwell filed a motion to repeal the Court's order of July 29, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has not been any Unregistered Sales of Equity Securities in the three months ended June 30, 2013.

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

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2013.

                                       CHANCELLOR GROUP, INC.


                                       By: /s/ Maxwell Grant
                                           -------------------------------------
                                           Maxwell Grant
                                           Chief Executive Officer and
                                           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on August 13, 2013.


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