Form 10-Q
period 2013-09-30
CHANCELLOR GROUP INC.
filed 2013-11-14
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of November 14, 2013: 73,560,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                                  3

        Consolidated Balance Sheets as of September 30, 2013 (unaudited)
        and December 31, 2012                                                  4

        Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 2013 and 2012 (unaudited)                   5

        Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 2013 and 2012 (unaudited)                                6

        Notes to Unaudited Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20

Item 4. Controls and Procedures                                               20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 6.  Exhibits                                                             21

SIGNATURES                                                                    21

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

The results of operations for the three and nine months ended September 30, 2013 and 2012, are not necessarily indicative of the results for the entire fiscal year or for any other period.

                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets

                                                                             September 30,          December 31,
                                                                                 2013                   2012
                                                                             ------------           ------------
                                                                              (Unaudited)
ASSETS

Current Assets:
  Cash                                                                       $    910,693           $  1,700,508
  Restricted Cash                                                                  25,000                 25,000
  Revenue Receivable                                                                6,486                  5,500
  Income Tax Receivable                                                            12,558                  7,753
  Prepaid Expenses                                                                 49,000                  8,284
                                                                             ------------           ------------
Total Current Assets                                                            1,003,737              1,747,045
                                                                             ------------           ------------
Property:
  Leasehold Costs - Developed                                                      57,580                 57,580
  Accumulated Amortization                                                        (28,153)               (23,835)
                                                                             ------------           ------------
Total Property, net                                                                29,427                 33,745
                                                                             ------------           ------------
Other Assets:
  Goodwill                                                                        427,200                     --
  Deposits                                                                            250                    250
                                                                             ------------           ------------
Total Other Assets                                                                427,450                    250
                                                                             ------------           ------------

Total Assets                                                                 $  1,460,614           $  1,781,040
                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                           $     74,826           $     34,175
  Contributions Payable                                                           180,800                     --
  Accrued Expenses                                                                  1,855                    169
                                                                             ------------           ------------
Total Current Liabilities                                                         257,481                 34,344
                                                                             ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
   250,000 shares authorized, none outstanding                                         --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   73,560,030 and 69,560,030 shares issued and outstanding, respectively           73,560                 69,560
  Paid-in Capital                                                               3,791,053              3,539,053
  Retained Earnings (Deficit)                                                  (2,493,901)            (1,829,517)
                                                                             ------------           ------------
Total Chancellor, Inc. Stockholders' Equity                                     1,370,712              1,779,096
  Noncontrolling Minority Interest in Pimovi, Inc.                               (222,864)               (32,400)
  Noncontrolling Minority Interest in The Fuelist, LLC                             55,285                     --
                                                                             ------------           ------------
Total Stockholders' Equity                                                      1,203,133              1,746,696
                                                                             ------------           ------------

Total Liabilities and Stockholders' Equity                                   $  1,460,614           $  1,781,040
                                                                             ============           ============


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2013 and 2012
                                   (Unaudited)

                                                               Three months ended                  Nine months ended
                                                                  September 30,                      September 30,
                                                        ------------------------------      -----------------------------
                                                            2013              2012               2013            2012
                                                        ------------      ------------      ------------     ------------
Revenues - Net of Royalties Paid:
  Oil                                                   $     13,464      $     22,849      $     43,285     $     67,196
  Other Operating Income                                          --                --            53,337           18,750
                                                        ------------      ------------      ------------     ------------
Revenues                                                      13,464            22,849            96,622           85,946
                                                        ------------      ------------      ------------     ------------
Operating Expenses:
  Lease Operating Expenses                                     8,446             8,120            24,253           36,865
  Severance Taxes                                                621             1,053             1,991            2,819
  Other Operating Expenses                                     8,165                --            15,365           28,050
  Investment Professional and Consulting Expenses            192,230                --           526,471               --
  Administrative Expenses                                    136,710           136,933           401,719          408,462
  Depreciation and Amortization                                1,439             1,194             4,318            3,580
                                                        ------------      ------------      ------------     ------------
Total Operating Expenses                                     347,611           147,300           974,117          479,776
                                                        ------------      ------------      ------------     ------------

(Loss) From Operations                                      (334,147)         (124,451)         (877,495)        (393,830)
                                                        ------------      ------------      ------------     ------------
Other Income:
  Interest Income                                                309               947             1,224            3,346
  Other Income                                                   500                --               500               --
                                                        ------------      ------------      ------------     ------------
Total Other Income                                               809               947             1,724            3,346
                                                        ------------      ------------      ------------     ------------
Financing Charges:
  Bank Fees Amortization                                         376               283             1,386            3,095
                                                        ------------      ------------      ------------     ------------
Total Financing Charges                                          376               283             1,386            3,095
                                                        ------------      ------------      ------------     ------------

Loss Before Provision for Income Taxes                      (333,714)         (123,787)         (877,157)        (393,579)

Provision for Income Taxes (Benefit)                              --                --                --               --
                                                        ------------      ------------      ------------     ------------

Net (Loss)                                                  (333,714)         (123,787)         (877,157)        (393,579)

Net Loss attributable to noncontrolling interest
 in Pimovi, Inc.                                              60,110                --           190,464               --
Net Loss attributable to
 noncontrolling interest in The Fuelist, LLC                  22,309                --            22,309               --
                                                        ------------      ------------      ------------     ------------
Net (Loss) attributable to Chancellor
 Group, Inc. Shareholders                               $   (251,294)     $   (123,787)     $   (664,384)    $   (393,579)
                                                        ============      ============      ============     ============
Net Loss per Share
   (Basic and Fully Diluted)                            $         (*)     $         (*)     $         (*)    $         (*)
                                                        ============      ============      ============     ============

Weighted Average Number of Common Shares Outstanding      72,494,813        69,560,030        71,439,151       69,022,804
                                                        ============      ============      ============     ============

----------
* Less than $0.01 per share

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2013 and 2012
                                   (Unaudited)

                                                                     September 30,          September 30,
                                                                         2013                   2012
                                                                     ------------           ------------
Cash Flows from Operating Activities:
  Net (Loss) attributable to Chancellor Group, Inc. Shareholders     $   (664,384)          $   (393,579)
  Adjustments to Reconcile Net (Loss) to Net Cash:
    Loss from Noncontrolling Interest in Pimovi, Inc.                    (190,464)                    --
    Loss from Noncontrolling Interest in The Fuelist, LLC                 (22,309)                    --
    Depreciation and Amortization                                           4,318                  3,580
    Stock Compensation                                                    100,000                 42,600
    Decrease in Operating Assets                                          (46,507)                46,370
    Increase (Decrease) in Operating Liabilities                           13,331               (142,384)
                                                                     ------------           ------------
          Net Cash (Used by) Operating Activities                        (806,015)              (443,413)
                                                                     ------------           ------------
Cash Flows from Investing Activites                                            --                     --
                                                                     ------------           ------------
Cash Flows from Financing Activities:
  Capital Contributions Received                                           16,200                     --
                                                                     ------------           ------------
          Net Cash Provided by Financing Activities                        16,200                     --
                                                                     ------------           ------------

Net (Decrease) in Cash and Restricted Cash                               (789,815)              (443,413)

Cash and restricted cash at the Beginning of the Period                 1,725,508              2,336,776
                                                                     ------------           ------------

Cash and restricted cash at the End of the Period                    $    935,693           $  1,893,363
                                                                     ============           ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                      $         --           $         --
                                                                     ============           ============
  Income Taxes Paid                                                  $         --           $         --
                                                                     ============           ============
Non Cash Investing and Financing Activities:
  Contributions Payable related to Acquisition                       $    271,200           $         --
                                                                     ============           ============
  Common Stock issued for Fuelist, LLC Acquisition                   $    156,000           $         --
                                                                     ============           ============
  Goodiwll from Fuelist, LLC Acquisition                             $    427,200           $         --
                                                                     ============           ============


            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Chancellor Group, Inc. ("our", "we", or "Chancellor") was incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. Chancellor's primary business purpose is to engage in the acquisition, exploration and development of oil and gas production. On March 26, 1996, Chancellor's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc. Chancellor's corporate office was moved to Amarillo, Texas in early 2012.

On November 16, 2012, a certificate of incorporation was filed with the state of Delaware for the formation of Pimovi, Inc. ("Pimovi"), a majority-owned subsidiary of Chancellor, and with which separate company financial statements are consolidated with Chancellor's consolidated financial statements beginning for the fourth quarter of 2012. Chancellor owns 61% of the equity of Pimovi in the form of Series A Preferred Stock, therefore Chancellor maintains significant financial control. As of September 30, 2013, Pimovi had not commenced principal operations and had no sales or revenues for 2012 or through September 30, 2013, therefore Pimovi is considered a "development-stage enterprise". The primary business purpose of Pimovi relates largely to technology and mobile application fields, including development of proprietary consumer algorithms, creating user photographic and other activity records, First Person Video Feeds and other such activities related to mobile and computer gaming. In March 2013, Pimovi, Inc. was reincorporated in Nevada.

On August 15, 2013, Chancellor Group, Inc. entered into a binding term sheet (the "Term Sheet") with The Fuelist, LLC, a California limited liability company ("Fuelist"), and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash (together, the "Founders"), pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist, therefore Chancellor maintains significant control at September 30, 2013. As consideration for the ownership interest, Chancellor will contribute to Fuelist a total of $271,200 in cash payable in 12 monthly installments of $22,600, beginning in August 2013. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share. As of September 30, 2013, Fuelist had not commenced principal operations and had no sales or operating revenues through September 30, 2013, therefore Fuelist is considered a "development-stage enterprise". The primary purpose of Fuelist is the development of a data-driven mobile and web technology platform that leverages extensive segment expertise and big data analysis tools to value classic vehicles. These tools will enable users to quickly find values, track valuations over time, and to identify investment and arbitrage opportunities in this lucrative market.

OPERATIONS

Chancellor is licensed by the Texas Railroad Commission as an oil and gas producer and operator. Chancellor and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 5 oil wells in Gray County, Texas, of which 1 is a water disposal well. As of September 30, 2013, approximately 4 oil wells are actively producing.

We produced a total of 134 and 479 barrels of oil in the three and nine months ended September 30, 2013, respectively, and a total of 72 and 779 barrels of oil in the three and nine months ended September 30, 2012, respectively. The oil is light sweet crude.

Both Pimovi and Fuelist were development stage enterprises as of September 30, 2013, with no significant operations other than the ongoing development of their respective technologies described above.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Chancellor and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Chancellor Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

These accompanying consolidated financial statements include the accounts of Chancellor and its wholly-owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". Beginning in the fourth quarter 2012, the accompanying consolidated financial statements include the accounts of

Chancellor's majority-owned subsidiary, Pimovi, Inc., with which Chancellor owns 61% of the equity of Pimovi and maintains significant financial control. Beginning in the third quarter 2013, the accompanying consolidated financial statements also include Chancellor's majority-owned subsidiary, The Fuelist, LLC, which Chancellor owns 51% of the equity of Fuelist and maintains significant financial control. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chancellor Group, Inc. and its wholly-owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. As of December 31, 2012 and for the nine months ended September 30, 2013, these consolidated financial statements also include Chancellor's majority-owned subsidiary, Pimovi, Inc., of which Chancellor owns 61% of the equity. As of September 30, 2013 and for the three months ended September 30, 2013, these consolidated financial statements also include Chancellor's majority-owned subsidiary, The Fuelist, LLC, of which Chancellor owns 51% of the equity. These entities are collectively hereinafter referred to as "the Company". Any inter-company accounts and transactions have been eliminated.

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

PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company plans to continue to operate its domestic oil and gas properties, located in Gray County in Texas, and possibly to acquire additional producing oil and gas properties. The Company's major customers, to which the majority of its oil production is sold, are Plains Marketing and ExxonMobil.

As of September 30, 2013, both Pimovi and Fuelist were in the development stage of operations pursuing the development of their respective technologies, with no significant products, services or major customers.

NET LOSS PER SHARE

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of six months or less as cash equivalents. The Company had no cash equivalents as of September 30, 2013 and December 31, 2012.

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

RESTRICTED CASH

Included in restricted cash at September 30, 2013 and December 31, 2012 are deposits totaling $25,000, in the form of bond issued to the Railroad Commission of Texas as required for the Company's oil and gas activities.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectibles, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. An allowance for doubtful accounts was not considered necessary or recorded at September 30, 2013 and December 31, 2012.

PREPAID EXPENSES

Certain expenses, primarily investment professional and consulting fees, have been prepaid and will be used within one year.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets of the acquisition. Goodwill is not amortized but is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of the impairment, if any. The Company performs the annual impairment test during the last quarter of each year.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the September 30, 2013 consolidated financial statements related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses as reported in the accompanying consolidated balance sheet, approximates fair values, due to their short-term nature.

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

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. The Company entered into a business combination with The Fuelist, LLC on August 15, 2013 (See Note 9 for further disclosure).

VARIABLE INTEREST ENTITIES

The Company complies with the accounting guidance related to consolidation of variable interest entities ("VIEs") that requires a reporting entity to determine if a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach, to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company's involvement in a VIE. The Company did not have any VIEs that required consolidation in these financial statements during the nine months ended September 30, 2013.

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

At September 30, 2013, the Company had a federal net operating loss carry-forward of approximately $2,417,020. A deferred tax asset of approximately $483,404 has been partially offset by a valuation allowance of approximately
$479,864 due to federal net operating loss carry-back and carry-forward limitations.

At September 30, 2013, the Company also had approximately $3,539 in deferred income tax liability attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 73,560,030 shares issued and outstanding as of September 30, 2013.

During the nine months ended September 30, 2013, Chancellor issued 4,000,000 shares of its common stock, including: (1) 1,000,000 shares issued on February 25, 2013 to a new investor relations consultant related to a 12 month agreement,
(2) 1,000,000 shares issued on March 25, 2013 to the co-founder of Pimovi, Inc. related to Chancellor's acquisition of 61% of the equity of Pimovi, and (3) 2,000,000 shares issued on August 19, 2013 to The Fuelist, LLC. as partial consideration of Chancellor's acquisition of 51% of the ownership interest of Fuelist (see Note 9 for further information).

STOCK BASED COMPENSATION

For the three and nine months ending September 30, 2013, the Company recognized $15,000 and $80,000, respectively, in consulting fees expense, which is recorded in general and administrative expenses, and as of September 30, 2013 has recorded $20,000 in prepaid expense, which is recorded in current assets, all related to this stock issued.

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

On September 30, the Company had the following outstanding warrants:

                                                     Exercise        Weighted
                                  Remaining         Price times      Average
Exercise        Number of      Contractual Life      Number of       Exercise
 Price           Shares           (in years)          Shares          Price
 -----           ------           ----------          ------          -----
$0.025         2,000,000            1.25             $ 50,000
$0.020         4,000,000            1.25             $ 80,000
$0.125           500,000             .75             $ 62,500
$0.125           420,000            1.75             $ 52,500
               ---------                             --------
               6,920,000                             $245,000         $0.035
               =========                             ========

                                                     Weighted
                                                     Average       Remaining
                                     Number of       Exercise   Contractual Life
Warrants                              Shares          Price        (in years)
--------                              ------          -----        ----------
Outstanding at January 1, 2013       6,920,000        $0.035
                                     ---------        ------
Issued                                      --            --
Exercised                                   --            --
Expired/Cancelled                           --            --
                                     ---------        ------
Outstanding at September 30, 2013    6,920,000        $0.035         1.50
                                     ---------        ------         ----
Exercisable at September 30, 2013    6,920,000        $0.035         1.50
                                     =========        ======         ====

NOTE 4. PROPERTY

A summary of fixed assets at:

                                 Balance                              Balance
                               December 31,                        September 30,
                                  2012       Additions  Deletions      2013
                                --------     ---------  ---------    --------
Leasehold Costs - Developed     $ 57,580      $     --   $     --    $ 57,580
                                --------      --------   --------    --------
      Total Property            $ 57,580      $     --   $     --    $ 57,580
                                ========      ========   ========    ========

Less: Accumulated Amortization  $ 23,835      $  4,318   $     --    $ 28,153
                                --------      --------   --------    --------
      Total Property, net       $ 33,745      $  4,318   $     --    $ 29,427
                                ========      ========   ========    ========

NOTE 5. CONTINGENT LIABILITY

On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleged breach of contract, conversion and fraud and sought damages of $451,999 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. On March 8, 2013, the Judge of the 223rd District Court entered Final Judgment that Caldwell takes nothing by his suit. Caldwell filed a motion for new trial. The motion for new trial has since been overruled by operation of law.

Thereafter, Caldwell filed a "conspiracy" suit against Gryphon and other oil companies, in the 223rd District Court of Gray County, Texas, alleging that certain mistaken payments by Exxon to Caldwell were made to harm Caldwell. On July 29, 2013, the Judge of the 223rd District Court granted Gryphon's motion to dismiss the case under Texas' baseless cause of action rule, and ordered Caldwell to pay Gryphon's attorney fees and costs in the amount of $4,880.00. Caldwell filed a motion for new trial, and paid the $4,880.00 to Gryphon.

NOTE 6. CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a twelve month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $27,500 and $76,000 in consulting fees related to this agreement for the three and nine months ending September 30, 2013 and also still has $38,000 in related prepaid expenses in current assets as of September 30, 2013.

NOTE 7. ACCUMULATED COMPENSATED ABSENCES

It is the Company's policy to permit employees to accumulate a limited amount of earned but unused vacation, which will be paid to employees upon separation from the Company's service. The cost of vacation and sick leave is recognized when payments are made to employees. These amounts are immaterial and not accrued.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has used the management and consulting services of a consulting company owned by the Chairman of the Board. For the three and nine months ending September 30, 2013, the Company has paid $27,000 and $81,000, respectively for those services. During the three and nine months ending September 30, 2012, the Company paid $27,000 and $77,000, respectively for those services.

NOTE 9. BUSINESS COMBINATION

On August 15, 2013, Chancellor entered into a binding term sheet with The Fuelist, LLC, a California limited liability company ("Fuelist"), and its founders, pursuant to which Chancellor acquired a 51% ownership interest in Fuelist.

As consideration for the 51% ownership interest in Fuelist, Chancellor agreed to contribute to Fuelist a total of $271,200 in cash payable in 12 monthly installments of $22,600. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share.

Also in the term sheet, the 2,000,000 shares of Chancellor common stock are deemed the property of the Founders irrespective of any future sales of the Company or outcomes, and in the event of any sale of the Company to a third party, the Founder's shares paid as part-consideration to the Company for the purchase of Chancellor's 51% shall remain the property of the Founders and those Founder's shares shall be transferred to the Founders before, or as part of, the closing of any such sale in the future to a third party.

Chancellor determined that the acquisition of its majority-owned interest in Fuelist constitutes a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the net assets acquired were recorded upon acquisition at their estimated fair values. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates were considered preliminary, and are subject to change for up to one year after the closing date of the acquisition if any additional information relative to closing dated fair values becomes available.

The initial fair value of assets acquired and liabilities assumed in the purchase has yielded little to no value as such all the proceeds are currently allocated to goodwill as shown below:

Purchase Price:

Issuance of 2,000,000 shares of common stock          $156,000
Contributions payable                                  271,200
                                                      --------
      Total                                           $427,200
                                                      ========

Subsequent to the purchase, Chancellor paid $90,400 towards the contributions payable resulting in $180,800 outstanding as of September 30, 2013.

The Company is finalizing this transaction but did not identify any intangible items which qualify for separate disclosure or accounting apart from goodwill.

NOTE 10. SUBSEQUENT EVENTS

Events occurring after September 30, 2013 were evaluated through the date the Form 10Q was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

Since the sale of substantially all of the assets of Gryphon to LCB, the Company has continued to maintain a total of four (4) producing oil wells and one (1) water disposal well. Gryphon also retains an operator's license with the Texas Railroad Commission and continues to operate the Hood Leases itself. The proceeds from the asset sale to LCB are being used to provide working capital to Chancellor and for future corporate purposes, including but not limited to possible acquisitions, including new business ventures outside of the oil and gas industry, such as with Pimovi, Inc. commencing during the fourth quarter of 2012 and The Fuelist, LLC. commencing during the third quarter of 2013.

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

On August 15, 2013, Chancellor entered into a binding term sheet with The Fuelist, LLC, a California limited liability company ("Fuelist"), and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash, pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist. As consideration for the ownership interest, Chancellor will contribute to Fuelist a total of $271,200 in cash payable in 12 monthly installments of $22,600, beginning in August 2013. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share. The primary business purpose of Fuelist relates largely to developing a data-driven mobile and web technology platform that leverages extensive segment expertise and big data analysis tools to value classic vehicles. These tools enable users to quickly find values, track valuations over time and to identify investment and arbitrage opportunities in this lucrative market. The Term Sheet is binding by its terms but the parties intend to enter into more detailed transaction documents consistent with the Term Sheet.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of November 14, 2013, there were 73,560,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012.

PRODUCTION: During the three months ended September 30, 2013, we produced and sold 134 barrels of oil, generating $13,464 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 72 barrels of oil, generating $6,308 in gross revenues net of royalties paid during the same period in 2012. During the three months ended September 30, 2012, the Company also recognized additional revenues from Exxon of $16,541 related to prior production of 178 barrels of oil. The revised estimate related to division orders on the J.A. Hood lease. We had 4 wells actually producing oil at September 30, 2013 and 2012.

The Company has continued to maintain a total of four (4) producing oil wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas Railroad Commission and continue to operate the Hood Leases itself.

The following table summarizes our production volumes and average sales prices for the three months ended September 30:

                                                  2013               2012
                                                --------           --------
Oil Sales:
    Oil Sales (Bbl)                                 134                 72

Average Sales Price:
    Oil, per Bbl                                $100.26            $ 87.79

The increase in revenues from oil, excluding the $16,541 of additional revenues from Exxon in 2012 noted above, during the three months ended September 30, 2013 (as compared to the three months ended September 30, 2012) resulted from the timing of oil deliveries compared to the same period a year ago and an increase in price.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $247, or approximately 21% in the three months ended September 30, 2013 compared to the same period in 2012. This increase was primarily attributable to an increase in capitalized well equipment.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the three months ended September 30, 2013, our operating expenses increased approximately $200,000 compared to the same period in 2012 primarily due to approximately $192,000 of investment related professional and consulting expenses were incurred by Pimovi, Inc. and Fuelist, LLC, as reported in the consolidated statement of operations for the three months ended September 30, 2013. Approximately $154,000 of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. Pimovi was started in the fourth quarter of 2012 and therefore did not have any activity during the third quarter of 2012. Approximately $38,000 of this expense incurred was for the financing of Fuelist's general business purpose related to the initial development of technology and mobile applications fields. Fuelist was started in 2013 therefore did not have any activity during the third quarter of 2012. Operating expenses related to our oil production decreased approximately $4,000 due to decreased well workover and maintenance expenses incurred during the third quarter of 2013 compared to the same period in 2012. During the three months ended September 30, 2013, our general and administrative expenses decreased $3,600, or approximately 3% compared to same period in 2012. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees increased approximately $6,000, or approximately 6%, during the three months ending September 30, 2013 compared to the same period in 2012, primarily the result of increased professional and legal expense. Travel expenses decreased approximately $6,793 compared to same period in 2012, primarily the result of reduced travel expenses incurred in the three months ended September 30, 2013. Insurance decreased approximately $6,159, or approximately 49% during the three months ending September 30, 2013 compared to the same period in 2012, primarily the result of reduced premiums.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012.

PRODUCTION: During the nine months ended September 30, 2013, we produced and sold 479 barrels of oil, generating $43,285 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 779 barrels of oil generating $67,196 in gross revenues net of royalties paid during the same period in 2012. During the nine months ended September 30, 2013, the Company also recorded other income of $53,337 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. During the same period in 2012, pursuant to the transition services agreement related to the asset sale to LCB, the Company recorded $18,750 in other income for operating the wells sold to LCB through February 15, 2012. We had 4 wells actually producing oil at September 30, 2013 and 2012.

The Company has continued to maintain a total of four (4) producing oil wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas Railroad Commission and continue to operate the Hood Leases itself.

The following table summarizes our production volumes and average sales prices for the nine months ended September 30:

                                                  2013               2012
                                                --------           --------
Oil Sales:
    Oil Sales (Bbl)                                 479                779

Average Sales Price:
    Oil, per Bbl                                 $90.40             $86.24

The decrease in revenues of oil during the nine months ended September 30, 2013 (as compared to the period ended September 30, 2012) resulted primarily from the revenues from 2012 being higher as a result of the sale of approximately 382 barrels of oil which was in tanks at the date of the sale to LCB, resulting in approximately $30,650 in revenues.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $738, or approximately 20% in the nine months ended September 30, 2013 compared to the same period in 2012. This increase was primarily attributable to additional capitalized well costs.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the nine months ended September 30, 2013, our operating expenses increased $494,000, or approximately 103%, primarily due to approximately $526,000 of investment related professional and consulting expenses were incurred by Pimovi, Inc. and Fuelist, LLC, as reported in the consolidated statement of operations for the nine months ended September 30, 2013. Approximately $488,000 of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. Pimovi was started in the fourth quarter of 2012 and therefore did not have any activity during the first nine months of 2012. Approximately $38,000 of this expense incurred was for the financing of Fuelist's general business purpose related to the initial development of technology and mobile applications fields. Fuelist was started in 2013 therefore did not have any activity during the first nine months of 2012. Administrative expenses decreased $4,816, or approximately 2% compared to same period in 2012. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees increased approximately $48,500, or approximately 19%, during the nine months ending September 30, 2013 compared to the same period in 2012, primarily the result of increased consulting fees and investor relations expense. Travel expenses decreased approximately $14,886 compared to same period in 2012, primarily the result of reduced travel expenses incurred in the nine months ended September 30, 2013. Insurance decreased approximately $14,886, or approximately 44% during the nine months ending September 30, 2013 compared to the same period in 2012, due primarily to the sale of substantially all of our producing wells effective December 1, 2011 to LCB and the decrease in insurance coverage requirements after we discontinued the operations of the sold properties in early 2012.

OVERALL: During the nine months ended September 30, 2013, we continued with the ongoing production, maintenance and enhancements of our 4 producing wells in Gray county. As a result of these efforts, our gross revenues from oil production for the nine months ended September 30, 2013 were $43,285. During the nine months ended September 30, 2013, the Company also recorded other income of $53,337 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. The management of the Company has expended a large amount of time and resources in exploring other acquisitions and business opportunities, primarily outside of the oil and gas industry. During the fourth quarter of 2012 Chancellor entered into an agreement to acquire 61% of Pimovi Inc., a new majority-owned subsidiary of Chancellor beginning in the fourth quarter of 2012. Pimovi's primary focus is creating new methods for recording activities, along with editing and assembling such records in a proprietary format, including First Person Video Feeds for sporting and other events that present the different points of views of the athletes and other participants. During the nine months ended September 30, 2013, Pimovi incurred a loss of $448,370, mostly related to consulting fees and general and administrative expenses, as it begins to develop its product line. Chancellor recorded a $297,906 loss from Pimovi during first nine months of 2013, representing its 61% share of Pimovi. During the third quarter of 2013,

Chancellor acquired a 51% ownership interest in The Fuelist, LLC. During the period from August 15, 2013 through September 30, 2013, Fuelist incurred a loss of $45,528, mostly related to consulting fees and general and administrative expenses, as it begins to develop its technologies. Chancellor recorded a $23,519 loss from Fuelist during for the period ending September 30, 2013. Therefore, the Company reported a consolidated net loss of $664,384 during the first nine months of 2013, compared to a net loss of $393,579 reported for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                              September 30,        December 31,
                                                  2013                2012
                                               ----------          ----------
Working Capital                                $  746,256          $1,712,701
Current Assets                                  1,003,737           1,747,045
Current Liabilities                               257,481              34,344
Stockholders' Equity                            1,203,133           1,746,696

Our working capital at September 30, 2013 decreased by $966,445 or approximately 56%, from December 31, 2012, primarily from the loss from operations during first nine months of 2013. Current assets decreased by decreased by $743,308, or approximately 43%, while current liabilities increased $223,137 or approximately 650%, primarily as a result of operating losses incurred during the first nine months of 2013 and funding of investments in Pimovi and Fuelist.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of September 30, 2013, the Company had $910, 693 of unrestricted cash on hand.

CASH FLOW: Net cash used during the nine months ended September 30, 2013 was $789,815 compared to net cash used of $443,413 during same period in 2012. The most significant factor causing the increase in net cash used during the first nine months of 2013 compared to the same period last year relates to the continued funding of cash to Pimovi, Inc and Fuelist, LLC to support its investment, professional and consulting expenses, as Pimovi and Fuelist are still in the development stage, as well as continued operational losses unrelated to Pimovi and Fuelist.

Cash used for operations increased by $362,602, or approximately 82% during the first nine months of 2013, compared to the same period in 2012, primarily related to the continued funding of cash to Pimovi, Inc to support its investment, professional and consulting expenses, as Pimovi is still in the development stage, as well as continued operational losses unrelated to Pimovi.

Cash provided by financing activities increased $16,200, or approximately 100% during the first nine months of 2013, compared to the same period in 2012, solely related to the cash contributions received by Fuelist from its other members.

EQUITY FINANCING: As of September 30, 2013, our stockholders have contributed $3,864,613 in total equity financing to date. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a 12 month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $27,500 in consulting fees related to this agreement for the quarter ending September 30, 2013 and also still has $38,000 in prepaid expenses in current assets as of September 30, 2013.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of September 30, 2013, a deferred tax asset of $483,404 has been recognized but partially offset by a valuation allowance of approximately $479,864 due to federal NOL carry-back and carry-forward limitations.

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with FASB ASC Topic 805 "BUSINESS COMBINATIONS". This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets acquired, the liabilities assumed and the goodwill acquired in a business combination. Net assets acquired must be recorded upon acquisition at their estimated fair values. Fair values must be determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases the determination of fair values of net assets requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Also often times these fair value estimates are considered preliminary at acquisition date, and are subject to change for up to one year after the closing date of the acquisition if any additional information relative to closing dated fair values becomes available. On August 15, 2013, the Company entered into a business combination with The Fuelist, LLC (See Note 9 for earlier disclosure).

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

ITEM 4. CONTROLS AND PROCEDURES

As supervised by our Board of Directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.
Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) required by paragraph (b) of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures, as of September 30, 2013, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is
(x)  accumulated  and  communicated  to  management,   including  our  principal
executive and financial officer, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 31, 2011, Dennis Caldwell filed a lawsuit against Chancellor's subsidiary, Gryphon Production Company, LLC, in the 223rd District Court of Gray County, Texas, for an alleged breach of the April 1, 2007, purchase and sale agreement between Gryphon and Caldwell Production Co., Inc. Caldwell contended that Gryphon did not pay for the oil in the storage tanks in the April 2007 transaction. The plaintiff alleged breach of contract, conversion and fraud and sought damages of $451,999 as contract damages, pre-judgment and post-judgment interest, exemplary damages, attorney fees, and court costs. On March 8, 2013, the Judge of the 223rd District Court entered Final Judgment that Caldwell takes nothing by his suit. Caldwell filed a motion for new trial. The motion for new trial has since been overruled by operation of law.

Thereafter, Caldwell filed a "conspiracy" suit against Gryphon and other oil companies, in the 223rd District Court of Gray County, Texas, alleging that certain mistaken payments by Exxon to Caldwell were made to harm Caldwell. On July 29, 2013, the Judge of the 223rd District Court granted Gryphon's motion to dismiss the case under Texas' baseless cause of action rule, and ordered Caldwell to pay Gryphon's attorney fees and costs in the amount of $4,880.00. Caldwell filed a motion for new trial, and paid the $4,880.00 to Gryphon.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                            Principal      Total Offering Price/
  Date                 Title and Amount(1)                Purchaser        Underwriter     Underwriting Discounts
  ----                 -------------------                ---------        -----------     ----------------------
August 19, 2013    2,000,000 shares of common stock   The Fuelist, LLC         NA                $0.078/NA

(1) On August 15, 2013, Chancellor Group, Inc. entered into a binding term sheet with The Fuelist, LLC, a California limited liability company ("Fuelist"), and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash (together, the "Founders"), pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist. As consideration for the ownership interest, Chancellor will contribute to Fuelist a total of $271,200 in cash payable in 12 monthly installments of $22,600, beginning in August 2013. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013.

ITEM 6. EXHIBITS

10.1 Binding Term Sheet for Investment in The Fuelist, LLC, dated August 15, 2013 (incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2013).

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

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2013.

                                       CHANCELLOR GROUP, INC.


                                       By: /s/ Maxwell Grant
                                           -------------------------------------
                                           Maxwell Grant
                                           Chief Executive Officer and
                                           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on November 14, 2013.


By: /s/ Maxwell Grant
    -----------------------------------------
    Maxwell Grant, Chief Executive Officer

                                  EXHIBIT INDEX

10.1 Binding Term Sheet for Investment in The Fuelist, LLC, dated August 15, 2013 (incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2013).

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