Form 10-K
period 2013-12-31
CHANCELLOR GROUP INC.
filed 2014-03-31
CIK 894544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: December 31, 2013

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

The aggregate  market value of the voting and  non-voting  common equity held by non-affiliates  as of the last  business day of the  registrant's  most recently completed second fiscal quarter was $3,721,122

Number of shares of Common Stock outstanding as of March 27, 2014: 74,250,030

Documents incorporated by reference: None
                               TABLE OF CONTENTS

PART I

Item 1.      Business                                                          1

Item 1A.     Risk Factors                                                      4

Item 1B.     Unresolved Staff Comments                                         4

Item 2.      Properties                                                        4

Item 3.      Legal Proceedings                                                 6

Item 4.      Mine Safety Disclosures                                           7

PART II

Item 5.      Market for Registrant's Common Equity, Related Shareholder
             Matters and Issuer Purchases of Equity Securities                 7

Item 6.      Selected Financial Data                                           8

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                        8

Items 7A.    Quantitative and Qualitative Disclosures About Market Risk       14

Item 8.      Financial Statements and Supplementary Data                      15

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         35

Item 9A(T)   Controls and Procedures                                          35

Item 9B.     Other Information                                                35

PART III

Item 10.     Directors, Executive Officers and Corporate Governance           35

Item 11.     Executive Compensation                                           37

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  37

Item 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                     38

Item 14.     Principal Accountant Fees and Services                           38

Item 15.     Exhibits and Financial Statement Schedules                       39

SIGNATURES                                                                    41
                                     PART I

ITEM 1. BUSINESS.

Chancellor Group, Inc., a Nevada  corporation  ("we", "us",  "Chancellor" or the
"Company"),  was  organized  under  the  laws of the  state  of Utah in 1986 and subsequently  reorganized  under the laws of the  state of  Nevada in 1993.  The
Company is organized  as a producing  oil company and licensed as an operator by the Texas Railroad Commission. In addition to oil production, Chancellor is also in the business of technology  development through its two subsidiaries  Pimovi,
Inc.  and The Fuelist,  LLC. Our common stock is quoted on the  Over-The-Counter
Bulletin  Board market and trades under the symbol  CHAG.OB.  As of December 31,
2013,  there were 73,760,030  shares of our common stock issued and outstanding.
As of December 31, 2013 our subsidiaries are:

     *    Gryphon Production Company, LLC (wholly-owned)
     *    Gryphon Field Services, LLC (wholly-owned)
     *    Pimovi, Inc. (majority owned, with a 61% equity ownership interest)
     *    The  Fuelist,  LLC  (majority  owned,  with  a  51%  equity  ownership interest)

BUSINESS DEVELOPMENTS

On August  15,  2013,  Chancellor  entered  into a binding  term  sheet with The
Fuelist,  LLC, a  California  limited  liability  company  ("Fuelist"),  and its founders (the "Founders"), pursuant to which Chancellor acquired a 51% ownership interest in Fuelist. As consideration for the 51% ownership interest in Fuelist,
Chancellor  agreed to  contribute to Fuelist a total of $271,200 in cash payable in 12 monthly  installments  of $22,600.  As  additional  consideration  for its ownership interest,  Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share.  The Fuelist is a  development  stage  entity  formed for the primary business purpose of developing a data-driven mobile and web technology  platform that leverages  extensive segment expertise and big data analysis tools to value classic  vehicles.  These  tools  enable  users to quickly  find  values,  track valuations over time and to identify  investment and arbitrage  opportunities in this lucrative market.

On November 16, 2012, a certificate of incorporation was filed with the state of
Delaware for the  formation of Pimovi,  Inc.  ("Pimovi"),  a new  majority-owned subsidiary of Chancellor,  and with which separate company financial  statements are consolidated with Chancellor's  consolidated  financial statements beginning for the fourth  quarter of 2012.  Subsequently  on  January  11,  2013 the final binding term sheet was signed by Chancellor  summarizing  the  principal  terms, conditions  and  formal  establishment  of  Pimovi  by  its  two  "Co-Founders",
Chancellor  and Kasian  Franks.  Under the  agreement,  Chancellor has agreed to provide the initial funding of $250,000 over a period of up to eight months,  in consideration  of the  receipt  of 61% of the  equity  of  Pimovi in the form of
Series A  Preferred  Stock.  Kasian  Franks,  whom is also the Chief  Scientific
Officer  of Pimovi,  has  agreed to  contribute  certain  intellectual  property related to its business in consideration  for receipt of the remaining equity in
Pimovi  in  the  form  of  common   stock.   Pimovi  has  licensed   search  and
recommendation software for use in its products and services (under development)
from Mimvi,  Inc.,  a company for which Mr.  Franks  serves as Founder,  CVO and
Chairman. The license is for a period of three years, subject to extension.  The primary  business  purpose of Pimovi  relates  largely to technology  and mobile application fields,  including  development of proprietary  consumer algorithms, creating user photographic and other activity records,  First Person Video Feeds and other such  activities  related to mobile and  computer  gaming.  Pimovi was reincorporated in Nevada in March 2013.

SEGMENTS

The  Company's  reportable  segments  are  strategic  business  units  that  are separately  managed and operate in two  different  industries.  First is our oil production  segment,  in which we currently  own and operate 5 oil wells in Gray
County in the Texas Panhandle, of which 4 are actively producing oil wells and 1 is a water disposal  well.  Second is our  technology  segment,  which is in the business of developing web-based and mobile technology platforms through our two majority owned  subsidiaries,  Pimovi,  Inc. and The Fuelist,  LLC, both further described earlier above.

INDUSTRY AND ECONOMIC FACTORS

In  managing  our  businesses  we must deal with many  factors  inherent  in the industries which we operate in. For our oil segment,  first and foremost is wide fluctuation  of oil  and  gas  prices.  Oil and gas  markets  are  cyclical  and volatile,  with future price movements difficult to predict.  While our revenues are a function of both  production and prices,  wide swings in prices often have the greatest impact on our results of operations.

In addition, the condition of the general economy of the local area is beginning to show some of the strain from the national  economic morass, as is the general economy  in  the  State  of  Texas.  The  national  and  international  economic environment  is unsettled  and will present  challenges  to any form of business operations.

It is  uncertain  what  structural  changes in the oil  industry  may need to be modified due to political  changes in the national  government,  availability of financing,  and concerns created by expectations that evolve around the concepts of carbon credits.  In general it is a buyer's market if financing is available.
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

For our technology  segment,  first and foremost is that our two  majority-owned subsidiaries, Pimovi, Inc. and The Fuelist, LLC., are both currently development stage  entities,  formed for the primary  purpose of  developing  web-based  and mobile technology platforms.

The  technology   industry  is  an  expanding  and  rapidly  changing   industry
characterized by intense competition.  We believe that our ability to compete in this industry  will be dependent in large part upon our ability to  successfully develop  our  web-based  and  mobile  technology  platforms.  Then  after  those technologies  are  successfully  developed,  our focus will have to  immediately shift to the product  launch and marketing and sales of our web-based and mobile technology  platforms  to the public and end users,  or  customers.  In order to bring  our  technologies  to  successful  commercialization,  we  will  have  to effectively utilize and expand our current operational capabilities, continue to enhance and continually improve on those technologies,  along with the having to add both marketing and sales capabilities for our technologies as released.

The future  success of our technology  segment will also be contingent  upon our ability to have or acquire  additional  capital  and  financing  sources,  which funding  will be  necessary  upon  successful  development  and  release  of our technologies, which additional resources will be required to maintain and expand on our  operational  capabilities,  to  continue  to  enhance  and  improve  our technologies,  plus having to add both marketing and sales  capabilities for our technologies when released.

APPROACH TO OUR BUSINESS

Implementation  of our business  approach  relies on our ability to fund ongoing technology  segment  development  projects  with cash flow  provided  by our oil segment operating activities.  Other external sources of capital may be required in the  future to help fund our  technology  segment  projects  upon  successful development  and release of our  web-based and mobile  technology  platforms for both Pimovi, Inc. and The Fuelist, LLC, both further described earlier above.

MARKETING AND CUSTOMERS

For our oil segment,  the Company has no plans at this stage to further  develop its  producing  domestic  oil  properties,  located in Gray County,  Texas.  The
Company's major customers, to which substantially all oil production is sold are

Plains  Marketing,  ExxonMobil,  and XTO  Energy.  Given the  number of  readily available purchasers for our products,  it is unlikely that the loss of a single customer in the areas in which we sell our products would materially  affect our sales. For our technology segment,  the Company plans to continue developing its
web-based  and  mobile   technology   platforms   for  its  two   majority-owned
subsidiaries, Pimovi, Inc. and Fuelist, LLC.

ENVIRONMENTAL REGULATIONS

Significant  environmental regulations related primarily to our oil segment, for which we are subject to extensive and complex federal,  state and local laws and regulations  governing the protection of the  environment  and of the health and safety of our employees. These laws and regulations may, among other things:

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

The Company did not incur any material  environmental costs in 2013, nor has the
Company  been  notified  of any  material  environmental  obligations  from  any governmental authorities.

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

LICENSES AND PATENTS

Our  technology  segment will be dependent upon  obtaining  proper  licenses and patents to access and  protect  our rights to such  technologies  developed  and released.  Pimovi has licensed  search and  recommendation  software from Mimvi,
Inc.  and has applied  for a  provisional  patent  covering  video  distribution service.  U.S. Patent  Application number 61774549 entitled " Video Distribution

Service"  involves video  distribution  for Chancellor  Group's  recently formed mobile app multimedia subsidiary Pimovi, which is developing POV (Point Of View)
technology.

EMPLOYEES

As of December 31, 2013, we had no full-time  employees.  All of our  activities are conducted by our Executive  Officers and by contract  laborers,  independent contractors and consultants.

ITEM 1A. RISK FACTORS.

Not applicable for Small Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTIES

For our technology segment, at December 31, 2013, we did not own any significant properties.  Those  operations and  headquarters  for both Pimovi,  Inc. and The
Fuelist,  LLC.,  located  in  Berkeley,  California  are in a single  commercial facility under a lease agreement with a related party limited liability company.

For our oil  segment,  at December 31,  2013,  the Company and its  wholly-owned subsidiaries,  Gryphon and Gryphon Field  Services,  LLC, own 5 wells located in
Gray County in the Texas Panhandle,  of which 4 are actively producing oil wells and 1 is a water disposal well.

PROVED RESERVES

The  following  historical  estimates of net proved oil and natural gas reserves are based on reserve  reports as of December  31,  2013 and 2012,  both of which were  prepared by  independent  petroleum  engineers.  The reserve  report as of
December  31, 2013 and 2012 were based on the average  price during the 12-month
period   ended   December   31,   2013  and   2012,   respectively,   using  the
first-day-of-the-month price for each month.

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

A summary of our proved oil  reserves,  all of which are located in Gray County,
Texas, is presented below:

                                                           December 31,
                                                 -------------------------------
Estimated Proved Reserves                          2013                   2012
                                                 --------               --------
Developed
  Oil, (Bbl)                                       20,421                 21,281
  Natural gas (Mcf)                                    --                     --

Undeveloped
  Oil, (Bbl)                                           --                     --
  Natural gas (Mcf)                                    --                     --

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

The table  below  represents  the  Company's  estimate  of proved  oil  reserves attributable  to the  Company's net interest in oil and gas  properties,  all of which  are  located  in Gray  County  in the  Texas  Panhandle,  based  upon the evaluation by the Company and its independent  petroleum  engineers of pertinent geoscience and engineering  data in accordance with the SEC's  regulations.  The
Company does not have any proved undeveloped reserves and there were no material changes in the  Company's  undeveloped  reserves  during the fiscal years ending
December 31, 2013 and 2012.  Estimates of all of the Company's  proved  reserves
have  been  prepared  by   independent   reservoir   engineers  and   geoscience
professionals  and are reviewed by members of the Company's senior management to ensure that the Company consistently applies rigorous professional standards and the reserve  definitions  prescribed by the SEC.  Management  has elected not to include  probable  and  possible  reserves  in its  reserve  studies and related disclosures.

                                                                             Total Future
                    Net Oil       Net Gas                    Total Future     Severance &                 Discounted
                    Reserves     Reserves    Total Future     Projected       Ad Valorem    Future Net    Per Annum
Proved Developed    (Barrels)      (Mcf)     Net Revenue         Cost            Taxes      cash flow       as 10%
----------------    ---------      -----     -----------         ----            -----      ---------       ------

2013
  Producing          20,421         --        $1,854,188       $920,861         $213,232    $  720,099     $276,597

2012
  Producing          21,281         --        $1,982,108       $571,680         $170,461    $1,239,966     $377,885

The  Company  did not drill  any wells or  conduct  any  exploratory  activities
(including any  implementation  of mining methods) during the fiscal years ended
December 31, 2013,  2012 or 2011.  However,  the Company did  capitalize  $0 and

$9,840 of  development  costs  related to remedial and  restoration  work to its existing  proved  developed  properties  for the fiscal years ended December 31,
2013 and 2012, respectively.

As of March 27, 2014,  the Company was not in the process of drilling any wells, installing any waterfloods or undertaking any pressure maintenance operations or other related activities of material importance.

As of March 27, 2014,  the Company  owned an interest in  approximately  5 gross wells and 5 net wells,  all of which are  located in the brown  dolomite  and/or granite wash  formations in Gray County,  Texas.  There is no minimum  remaining term of leases as all  acreage is  currently  held by  production  or some other savings clause contained in the respective lease document.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The standardized  measure of discounted cash flows and summary of the changes in the  standardized  measure  computation  from  year  to  year  are  prepared  in accordance with ASC Topic 932. The assumptions  that underlie the computation of the standardized measure of discounted cash flows may be summarized as follows:

     *    the  standardized  measure  includes the Company's  estimate of proved oil, natural gas and natural gas tiquids reserves and projected future production volumes based upon economic conditions;
     *    pricing  is applied  based  upon  12-month  average  market  prices at
          December 31, 2013 and, 2012. The calculated  weighted average per unit prices for the Company's  proved reserves and future net revenues were as follows:

                                                       At December 31,
                                                   ---------------------
                                                     2013          2012
                                                   -------       -------

          Oil (per barrel)                         $ 90.80       $ 93.14
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

PRODUCTION AND PRICE HISTORY

                                          For Year Ended December 31,
                                    ----------------------------------------
                                      2013           2012            2011
                                    --------       --------        --------
Production:
  Oil Sales (Bbl)                       617          1,067           7,794
  Natural Gas Sales (Mcf)                --             --           6,546
Average Sales Price:
  Oil, per Bbl                      $ 89.77        $ 85.64         $ 88.54
  Gas, per MMCF                     $   n/a        $   n/a         $  6.57
Expenses per Bble:
  Lease Operating Expenses          $ 63.21        $ 36.43         $ 19.33
  Production Taxes                  $  4.13        $  3.69         $  3.96

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

           Class        Quarter Ended          High*       Low*
           -----        -------------          -----       ----

           Common       Mar. 31, 2013          0.08        0.04
           Common       June 30, 2013          0.09        0.04
           Common       Sept. 30, 2013         0.09        0.05
           Common       Dec. 31, 2013          0.15        0.06

           Common       Mar. 31, 2012          0.03        0.01
           Common       June 30, 2012          0.03        0.01
           Common       Sept. 30, 2012         0.03        0.02
           Common       Dec. 31, 2012          0.05        0.01

----------
*    Quotations reflect inter-dealer prices,  without retail mark-up,  mark-down or commission and may not necessarily represent actual transactions.

(b) Common Stock: On December 31, 2013,  there were 73,760,030  shares of common stock issued and  outstanding,  which were held by more than 400 stockholders of record  excluding  individuals  holding  securities  in street name.  Our common shares are issued in registered form. Quicksilver Stock Transfer LLC, 6623 South
Las Vegas Blvd, Suite 255, Las Vegas, NV 89119 (Telephone 702.629.1883),  is the
registrar and transfer agent for our common shares.

The  Company has never paid cash  dividends  on its common  stock and  currently intends to continue its policy of  retaining  all of its earnings for use in its business.

(c) Preferred  Stock:  The Company at December 31, 2013 had no preferred  shares issued and outstanding.

(d) Unregistered Sales of Equity Securities and Use of Proceeds.

The following  table sets forth the sales of unregistered  securities  since the
Company's last report filed under this item.

                                                                      Total
                                                     Principal   Offering Price/
    Date                  Title and Amount (1)       Purchaser    Consideration
    ----                  ----------------           ---------    -------------

November 18, 2013   100,000 shares of common stock    Advisor        $ 0 (1)
November 18, 2013   100,000 shares of common stock    Advisor        $ 0 (1)
February 25, 2014   340,000 shares of common stock    Advisor        $ 0 (2)
February 25, 2014   150,000 shares of common stock    Advisor        $ 0 (2)

----------
(1)  Securities  issued in  consideration  for  advisory  services.  The company recognized $23,000 in consulting fee expense related to these issuances.
(2)  Securities  issued in consideration for engineering  expertise,  see Note 9
     Subsequent Events for further information.

The Company did not engage an  underwriter  with respect to any of the issuances of securities described in the foregoing table, and none of these issuances gave rise to any  underwriting  discount  or  commission.  The shares  were issued in private transactions, exempt from registration under the Securities Act of 1933, and are restricted securities within the meaning of Rule 144 thereunder.

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

Since the sale of substantially all of the assets of Gryphon to LCB, the Company has continued to maintain a total of four (4) producing  wells and one (1) water disposal  well.  Gryphon  also  retains  an  operator's  license  with the Texas
Railroad  Commission  and  continues  to operate  the Hood  Leases  itself.  The proceeds from the asset sale to LCB are being used to provide working capital to
Chancellor  and for future  corporate  purposes,  including  but not  limited to

possible  acquisitions,  including new business  ventures outside of the oil and gas industry,  such as with Pimovi, Inc. commencing during the fourth quarter of
2012 and The Fuelist, LLC commencing during the third quarter 2013.

On November 16, 2012, a certificate of incorporation was filed with the state of
Delaware for the  formation of Pimovi,  Inc.  ("Pimovi"),  a new  majority-owned subsidiary of Chancellor, the separate company financial statements of which are consolidated with Chancellor's  consolidated  financial statements beginning for the fourth quarter of 2012.  Subsequently  on January 11, 2013 the final binding term sheet was signed by Chancellor summarizing the principal terms,  conditions and formal  establishment  of Pimovi by its two  "Co-Founders",  Chancellor  and
Kasian  Franks.  Under the agreement,  Chancellor  agreed to provide the initial funding of $250,000 over a period of up to eight months, in consideration of the receipt of 61% of the equity of Pimovi in the form of Series A Preferred  Stock.
Kasian Franks,  whom is also the Chief Scientific  Officer of Pimovi,  agreed to
contribute   certain   intellectual   property   related  to  its   business  in
consideration  for  receipt  of the  remaining  equity  in Pimovi in the form of common  stock.  The  primary  business  purpose  of Pimovi  relates  largely  to technology and mobile application fields,  including  development of proprietary consumer  algorithms,  creating user  photographic  and other activity  records,
First  Person  Video  Feeds and other  such  activities  related  to mobile  and computer gaming. In March 2013, Pimovi was reincorporated in Nevada.

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

Our common stock is quoted on the  Over-The-Counter  market and trades under the symbol CHAG.OB. As of March 27, 2014, there were 74,250,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS BY SEGMENT

Twelve Months Ended  December 31, 2013 Compared to Twelve Months Ended  December
31, 2012

OIL SEGMENT  REVENUES  AND  PRODUCTION:  During  2013,  we produced and sold 617 barrels  of oil and  produced  and  sold no gas,  generating  $55,400  in  gross revenues net of royalties  paid, with a one month lag in receipt of revenues for the prior  months  sales,  as  compared  with  1,067  barrels of oil and no gas, generating $91,377 in gross revenues net of royalties paid during 2012. We had 4 wells producing oil and none producing gas at December 31, 2013 and 2012.

The Company has  continued to maintain a total of four (4)  producing  wells and one (1) water disposal well. Gryphon will also retain an operator's license with the Texas  Railroad  Commission  and continue to operate the Hood Leases itself.
The proceeds from the 2011 LCB asset sale was used to provide working capital to
Gryphon  and for  future  corporate  purposes  including,  but not  limited  to, possible acquisitions and other corporate programs and purposes that have yet to be identified.

The following table  summarizes our production  volumes and average sales prices for the years ended December 31:

                                                2013           2012
                                              --------       --------
Oil and Gas Sales:
  Oil Sales (Bbl)                                 617          1,067

Average Sales Price:
  Oil, per Bbl                                 $89.77         $85.64

The  decrease  in net sales of oil during the year ended  December  31, 2013 (as compared  to the year ended  December  31,  2012)  resulted  primarily  from the settlement  with LCB  Resources  for $24,620 in revenues in the first quarter of
2012 for the oil in storage  tanks  present at the date of sale to LCB which was reported in revenues in 2012. The remaining  decrease of  approximately  $11,000 relates primarily to the timing of deliveries.

TECHNOLOGY  SEGMENT REVENUES AND  DEVELOPMENT:  During 2013 and 2012, we did not
generate any revenues as our operations focused solely on the development of our web-based and mobile application technologies.

DEPRECIATION  AND   AMORTIZATION:   Expense   recognized  for  depreciation  and
amortization of property and equipment  increased $897, or approximately  18% in
2013  from  2012.  This  increase  was  primarily   attributable  to  additional
depreciation on 2012 capitalized well costs during 2013. The Fuelist,  LLC, also incurred $159 in depreciation expense related to compute equipment.

OPERATING  EXPENSES AND  ADMINISTRATIVE  EXPENSES:  During 2013,  our  operating
expenses  increased   $705,437,   or  approximately   102%,   primarily  due  to
approximately  $791,139  of  professional  and  consulting  expenses  and  other expenses incurred by Pimovi, Inc. and Fuelist,  LLC.  Approximately  $619,900 of
this expense  incurred was for Pimovi's  general  business  purposes  related to initial development of technology and mobile applications fields.  Approximately
$197,000 was incurred for Fuelist's  general  business  purposes  related to the development of technology and mobile  applications  fields. Of the approximately
$197,031  reported by  Fuelist,  approximately  $171,200  was  professional  and consulting  expenses,  approximately  $23,300 was other  operating  expenses and approximately  $2,300 was administrative  expenses.  Fuelist was started in 2013 therefore  did not have any  activity  during 2012.  During  2013,  Chancellor's general and administrative  expenses  decreased $12,000,  or approximately 2% in
2013 from 2012.  Significant  components of these  expenses  include  consulting
fees,  professional  fees  and  insurance.   Professional  and  consulting  fees
increased approximately $56,000, or approximately 15% during 2013, primarily the result of increased costs with third parties, including consultants,  attorneys, and  accounting  and  audit  costs,  all of which  increased  as a result of the
Company's two new  majority-owned  subsidiaries,  Pimovi and Fuelist.  Insurance decreased  approximately  $14,700,  or approximately  36% during 2013 due to the cancellation of several insurance  policies  including health,  commercial auto, and property insurance subsequent to the sale of substantially all the Company's oil and gas wells.

OVERALL: During 2013, we continued with the ongoing production,  maintenance and enhancements  of our 4  producing  wells in Gray  County.  As a result  of these efforts,  our gross revenues from oil  production for 2013 were $55,400.  During
2013,  the  Company  also  recorded  other  income  of  $53,337  related  to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from  properties  previously  owned and  operated by the Company  which had been previously  paid to another  party in error.  The  management of the Company has expended a large amount of time and  resources in exploring  other  acquisitions and  business  opportunities,  primarily  outside  of the oil and gas  industry.
During the fourth quarter of 2012,  Chancellor formed a new subsidiary,  Pimovi,
Inc.,  and then  subsequently  established  an  agreement to maintain 61% of the ownership,  with Pimovi becoming a new  majority-owned  subsidiary of Chancellor beginning in the fourth quarter of 2012.  Pimovi's primary focus is creating new methods for recording activities, along with editing and assembling such records in a  proprietary  format,  including  First Person Video Feeds for sporting and other  events that  present the  different  points of views of the  athletes and other  participants.  During 2013,  Pimovi  incurred a loss of $619,891,  mostly related to consulting fees and general and administrative  expenses, as it began to develop its product  line.  Chancellor  recorded a $378,134  loss from Pimovi during 2013,  representing its 61% share of Pimovi.  During the third quarter of
2013,  Chancellor acquired a 51% ownership interest in The Fuelist,  LLC. During the period from August 15, 2013 through  December 31, 2013,  Fuelist  incurred a
loss  of  $214,812,   mostly   related  to  consulting   fees  and  general  and
administrative  expenses,  as it began to develop its  technologies.  Chancellor recorded a $94,761  loss from  Fuelist for the period  ended  December 31, 2013.
Therefore, the Company reported a consolidated net loss of $944,142 during 2013, compared to a net loss of $547,967 reported for 2012.

                                       10
LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW:  The following table highlights  certain  information  relating to our liquidity and capital resources at December 31:

                                                 2013                    2012
                                              ----------              ----------

Working Capital                               $  465,115              $1,712,701
Current Assets                                   657,854               1,747,045
Current Liabilities                              192,739                  34,344
Stockholders' Equity                             924,846               1,746,696

Our  working  capital  at  December  31,  2013,  decreased  by  $1,247,586,   or
approximately  73%,  from  December  31,  2012,  primarily  from the losses from operations for 2013 related to Pimovi and Fuelist.  Current assets  decreased by
$1,089,188 or approximately 62%, while current  liabilities  increased $158,395, or approximately  461%,  primarily a result of the timing of cash  disbursements related to Pimovi and Fuelist operating expenses.

Our capital  resources  consist  primarily of cash from operations and permanent financing,  in the form of capital  contributions  from our stockholders.  As of
December 31, 2013,  the Company had $589,901 of  unrestricted  cash on hand. Our capital expenditures related to our oil and gas operations for fiscal year 2014, estimated  to be  approximately  $15,000  to  $20,000,  consist  of  repair  and maintenance  of our four  producing  oil  wells  and one  water  disposal  well.
Chancellor  has fulfilled its  contractual  obligations  to provide  funding for
Fuelist but expects from time to time to provide  additional  support for Pimovi until  such  time as  Pimovi  receives  sufficient  operating  revenue  from its business.  This additional support is not expected to exceed $20,000 - $25,000 a month.  Based on current cash availability  Chancellor should be able to provide this for the next 6 - 8 months.  Thereafter  it would need to obtain third party financing.  There is no assurance that would be available on favourable terms or at all. It is  anticipated  that  Fuelist will  require  significant  additional capital to further develop its business.  Fuelist plans to fund this development from subscriptions and royalties from its website which began operating on March
22, 2014 and from other  planned  developments  such as a related  phone app. If such revenue is not  sufficient  to fund  business  operations  and  development
Fuelist would need third party financing and there is no assurance that would be available on favourable terms or at all.

CASH FLOW: Net cash used during 2013 was  $1,110,607,  compared to net cash used of $611,268 during 2012. The most significant factor causing the increase in net cash used during 2013 was an increase in legal and  consulting  costs related to the development of Pimovi and Fuelist's  technologies and the payment of accrued expenses and  accounts  payable from  December  31, 2012.  The most  significant factor  in the net  cash  used  during  2012 was the  sale of  assets  to LCB on
December 1, 2011, which generated net cash of $1,923,085.

Cash used for  operations  increased by $561,425,  or  approximately  99% during
2013,  compared  to 2012,  primarily  resulting  from the loss  from  operations attributable to both Pimovi and Fuelist of approximately  $619,000 and $185,000, respectively,  during  2013.  These  operating  losses  were  mostly  related to consulting fees and general and administrative  expenses,  as Pimovi and Fuelist continued to develop their technologies.

Cash used for  investing  activities is $4,454 during 2013 compared to cash used by investing  activities  in 2012 of $42,240,  mainly  attributable  to computer equipment purchased by Fuelist.

Cash provided by financing  activities  increased $24,300, or approximately 100%
during 2013, compared to 2012, solely related to the cash contributions received by Fuelist from its other equity members.

EQUITY  FINANCING:  As of December 31, 2013, our  stockholders  have contributed
$3,887,615 in equity financing.

                                       11
CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company  entered into a 12 month  agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February  2013 through July 2013.  In addition,  the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement.  The Company  recognized  $104,500 in consulting fees related to this agreement  during 2013 and also still has $9,500 in prepaid  expenses in current assets as of December 31, 2013.

On May 1, 2013,  Fuelist  entered into a lease  agreement  with a related  party limited  liability  company for the Company's main office,  located in Berkeley,
California.  The lease term is for one year  beginning on May 1, 2013 and ending
May 1, 2014.  The Company is  obligated  to pay rent of $6,000 per year in equal monthly  installments  of $500  payable on the 1st of each  month.  The  Company subsequently entered into a sublease agreement with another related party entity in which it was not legally  relieved of its  primary  obligation  for the lease agreement.  The Company  recognized  $10,800 in sub-lease  rent revenue in other income and  $11,600 in rent  expense in other  operating  expenses,  relation to these agreements during the year ended December 31, 2013.

CRITICAL ACCOUNTING POLICIES

This  discussion  and analysis of financial  condition and results of operations has  been  prepared  by  our  management  based  on our  consolidated  financial statements, which have been prepared in accordance with US GAAP. The preparation of  these  financial  statements  requires  management  to  make  estimates  and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses,  and related  disclosure of contingent  assets and liabilities.  On an ongoing basis,  our management  evaluates our critical  accounting  policies and estimates, including those related to revenue recognition, valuation of accounts
receivable,  intangible  assets  and  contingencies.   Estimates  are  based  on
historical experience and on various assumptions believed to be reasonable under the  circumstances,  the  results of which  form the basis for making  judgments about the  carrying  values  of  assets  and  liabilities  that are not  readily apparent from other sources.  These judgments and estimates  affect the reported amounts of assets  and  liabilities  and the  reported  amounts  of revenue  and expenses during the reporting periods.

We consider the following  accounting  policies  important in understanding  our operating results and financial condition:

GOING CONCERN

These  consolidated  financial  statements  have been prepared on the basis of a going concern,  which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has had continued net operating  losses  with  net  losses  attributable  to  Chancellor  Group,  Inc.
Shareholders   of  $944,142   and  $547,967  at  December  31,  2013  and  2012,
respectively,  and retained  earnings  deficits of  $2,773,659  and  $1,829,517, respectively. The Company's continued operations are dependent on the successful implementation  of its  business  plan  and its  ability  to  obtain  additional financing as needed. The accompanying  consolidated  financial statements do not include  any  adjustments  that might be  necessary  if the Company is unable to continue as a going concern.

INTANGIBLE ASSET VALUATION

Assessing  the  valuation  of  intangible  assets is  subjective  in nature  and involves significant estimates and assumptions as well as management's judgment.
We periodically perform impairment tests on our long-lived assets, including our intangible assets, whenever events or changes in circumstances indicate that the carrying  amount  may not be  recoverable.  Long-lived  assets are  testing  for impairment by first comparing the estimated future  undiscounted cash flows from a  particular  asset  or asset  group to the  carrying  value.  If the  expected undiscounted  cash flows are greater than the carrying  value,  no impairment is recognized.  If the expected  undiscounted cash flows are less than the carrying value,  then an  impairment  charge is recorded for the  difference  between the carrying value and the expected  discounted cash flows.  The assumptions used in developing  expected cash flow estimates are similar to those used in developing other  information used by us for budgeting and other forecasting  purposes.  In instances  where a range of potential  future cash flows is  possible,  we use a

                                       12
probability-weighted   approach  to  weigh  the  likelihood  of  those  possible
outcomes.  As of  December  31,  2013 and  2012,  we do not  believe  any of our long-lived assets are impaired.

GOODWILL

Our goodwill  represents  the excess of the purchase price paid for The Fuelist,
LLC.  over the  fair  value  of the  identifiable  net  assets  and  liabilities acquired.  Goodwill is not amortized but is tested annually for impairment,  and between annual tests if an event occurs or circumstances  change that would more likely  than not reduce the fair value of a  reporting  unit below its  carrying value. Goodwill is tested for impairment by comparing the carrying amount of the asset to its fair value, which is estimated through the use of a discounted cash flows model.  If the carrying  amount exceeds fair value,  an impairment loss is recognized for the difference.  As of December 31, 2013, we determined there was no impairment of our goodwill.

REVENUE RECOGNITION

For our oil segment, revenue is recognized for the oil production segment when a product is sold to a customer,  either for cash or as evidenced by an obligation on the part of the customer to pay. For our technology segment,  revenue will be recognized  when earned,  including both future  subscriptions  and other future revenue streams, as required under relevant revenue  recognition  policies under generally accepted accounting policies.

NATURAL GAS AND OIL PROPERTIES

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

As of December 31, 2013, we had proved  reserves of .12253 bcfe at 2013 12-month average prices of $90.80 per barrel before price differential adjustments. As of
December 31, 2012, we had proved reserves of .1278 bcfe at 2012 12-month average prices of $93.14 per barrel before price  differential  adjustments.  This minor decrease in reserves is due primarily to 2013 production.

INCOME TAXES

As part of the process of preparing the consolidated  financial  statements,  we are  required  to  estimate  federal  and  state  income  taxes  in  each of the jurisdictions  in which  Chancellor and Pimovi  operate.  This process  involves estimating  the actual current tax exposure  together with  assessing  temporary differences  resulting  from  differing  treatment of items,  such as derivative instruments,  depreciation,  depletion  and  amortization,  and certain  accrued liabilities  for tax and  accounting  purposes.  These  differences  and our net operating  loss  carry-forwards  result in deferred tax assets and  liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative  evidence,  the likelihood that the deferred tax assets will be  recovered  from future  taxable  income.  If we believe that recovery is not likely, we must establish a valuation allowance.  Generally,  to the  extent  Chancellor  establishes  a  valuation  allowance  or  increases  or decreases this allowance in a period, we must include an expense or reduction of expense within the tax provision in the consolidated statement of operations.

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

                                       13
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

If (i) oil and natural gas prices were to decrease  significantly  below present levels  (and if such  decreases  were  considered  other than  temporary),  (ii)
exploration,  drilling and operating costs were to increase significantly beyond current  levels,  or  (iii) we were  confronted  with  any  other  significantly negative  evidence  pertaining to our ability to realize our NOL  carry-forwards prior to their expiration,  we may be required to provide a valuation  allowance against our deferred  tax assets.  As of December 31, 2013, a deferred tax asset of $527,915 has been recognized but partially offset by a valuation allowance of
approximately   $524,414  due  to  federal  NOL  carry-back  and   carry-forward
limitations.

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
On August 15, 2013,  the Company  entered into a business  combination  with The
Fuelist, LLC.).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for Small Reporting Company.

                                       14
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             CHANCELLOR GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2013 and 2012
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

                                       15
                       [Letterhead of StarkSchenkein, LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chancellor Group, Inc.

We have  audited the  accompanying  consolidated  balance  sheets of  Chancellor
Group,  Inc.  and its  subsidiaries  as of December  31, 2013 and 2012,  and the related  consolidated  statements of operations,  stockholders'  equity and cash flows for the years ended December 31, 2013 and 2012.  Chancellor  Group,  Inc's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of Chancellor Group,
Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended  December  31, 2013 and 2012 in  conformity  with accounting principles generally accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming that the entity will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has significant  retained  earnings deficits and may have ongoing requirements for additional capital investments. These factors raise substantial doubt about its ability to continue as a going  concern.  Management's  plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments  that might result from the outcome of this uncertainty.

/s/ StarkSchenkein, LLP
----------------------------------
StarkSchenkein, LLP
March 27, 2014

                                       16
                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2013 and 2012

                                                                                  2013                   2012
                                                                              ------------           ------------

ASSETS

Current Assets:
  Cash                                                                        $    589,901           $  1,700,508
  Restricted Cash                                                                   25,000                 25,000
  Revenue Receivable                                                                12,326                  5,500
  Income Tax Receivable                                                             12,558                  7,753
  Prepaid Expenses                                                                  18,069                  8,284
                                                                              ------------           ------------
Total Current Assets                                                               657,854              1,747,045
                                                                              ------------           ------------
Property and Equipment:
  Leasehold Costs - Developed                                                       57,580                 57,580
  Furniture, Fixtures, & Office Equipment                                            4,454                     --
  Accumulated Depreciation and Amortization                                        (29,752)               (23,835)
                                                                              ------------           ------------
Total Property and Equipment, net                                                   32,282                 33,745
                                                                              ------------           ------------
Other Assets:
  Goodwill                                                                         427,200                     --
  Deposits                                                                             250                    250
                                                                              ------------           ------------
Total Other Assets                                                                 427,450                    250
                                                                              ------------           ------------

Total Assets                                                                  $  1,117,586           $  1,781,040
                                                                              ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                            $     99,866           $     34,175
  Contributions Payable                                                             90,400                     --
  Accrued Expenses                                                                   2,473                    169
                                                                              ------------           ------------
Total Current Liabilities                                                          192,739                 34,344
                                                                              ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value 250,000 shares authorized,
   none outstanding                                                                     --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   73,760,030 and 69,560,030 shares issued and outstanding, respectively            73,760                 69,560
  Paid-in Capital                                                                3,813,853              3,539,053
  Retained Earnings (Deficit)                                                   (2,773,659)            (1,829,517)
                                                                              ------------           ------------
Total Chancellor, Inc. Stockholders' Equity                                      1,113,955              1,779,096
Non-controlling Minority Interest (Deficit) in Pimovi, Inc.                       (274,157)               (32,400)
Non-controlling Minority Interest in The Fuelist, LLC                               85,049                     --
                                                                              ------------           ------------
Total Stockholders' Equity                                                         924,846              1,746,696
                                                                              ------------           ------------

Total Liabilities and Stockholders' Equity                                    $  1,117,586           $  1,781,040
                                                                              ============           ============

                 See Notes to Consolidated Financial Statements

                                       17
                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2013 and 2012

                                                                                    2013                   2012
                                                                                ------------           ------------

Revenues:
  Oil, net of royalties paid                                                    $     55,400           $     91,377
  Technology Segment Revenues                                                             --                     --
  Other Operating Income                                                              53,337                 18,750
                                                                                ------------           ------------
Gross Revenues                                                                       108,737                110,127
                                                                                ------------           ------------
Operating Expenses:
  Lease Operating Expenses                                                            39,004                 38,873
  Severance Taxes                                                                      2,546                  3,934
  Other Operating Expenses                                                            37,740                 28,051
  Technology Segment Professional and Consulting Expenses                            791,139                 83,076
  Administrative Expenses                                                            520,186                532,141
  Depreciation and Amortization                                                        5,917                  5,020
                                                                                ------------           ------------
Total Operating Expenses                                                           1,396,532                691,095
                                                                                ------------           ------------

(Loss) From Operations                                                            (1,287,795)              (580,968)
                                                                                ------------           ------------
Other Income (Expense):
  Interest Income                                                                      1,378                  4,079
  Other Income                                                                        11,200                     --
                                                                                ------------           ------------
Total Other Income (Expense)                                                          12,578                  4,079
                                                                                ------------           ------------
Financing Charges:
  Bank Fees Amortization                                                               1,727                  3,478
                                                                                ------------           ------------
Total Financing Charges                                                                1,727                  3,478
                                                                                ------------           ------------

(Loss) Before Provision for Income Taxes                                          (1,276,944)              (580,367)

Provision for Income Taxes (Benefit)                                                      --                     --
                                                                                ------------           ------------

Net (Loss) of Chancellor, Inc.                                                    (1,276,945)              (580,367)

Net Loss attributable to non-controlling interest in Pimovi, Inc.                    241,757                 32,400
Net Loss attributable to non-controlling interest in The Fuelist, LLC                 91,045                     --
                                                                                ------------           ------------

Net (Loss) attributable to Chancellor Group, Inc. Shareholders                  $   (944,142)          $   (547,967)
                                                                                ============           ============
Net (Loss) per Share
  (Basic and Fully Diluted)                                                     $      (0.01)          $      (0.01)
                                                                                ============           ============

Weighted Average Number of Common Shares Outstanding                              71,997,290             69,157,844
                                                                                ============           ============

                 See Notes to Consolidated Financial Statements

                                       18
                             CHANCELLOR GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                           December 31, 2013 and 2012

                                    COMMON      COMMON      PREFERRED
                                    STOCK       STOCK       Series B      Paid in     (Accumulated
                                    Shares      Amount       Amount       Capital        Deficit)
                                    ------      ------       ------       -------        --------

Balance at December 31, 2011      67,960,030    $67,960     $     --    $3,498,053     $(1,281,550)

Compensatory Stock Issuances       1,600,000      1,600           --        41,000              --

Net (Loss)                                --         --           --            --        (547,967)
                                  ----------    -------     --------    ----------     -----------
Balance at December 31, 2012      69,560,030     69,560           --     3,539,053      (1,829,517)

Compensatory Stock Issuances       2,200,000      2,200           --       120,800              --

Fuelist Acquisition Stock
 Issuance                          2,000,000      2,000           --       154,000              --

Fuelist Accumulated Deficit
 Prior to 51% Interest
 Acquisition                              --         --           --            --              --

Fuelist Capital Contributions             --         --           --            --              --

Net (Loss)                                --         --           --            --        (944,142)
                                  ----------    -------     --------    ----------     -----------

Balance at December 31, 2013      73,760,030    $73,760     $     --    $3,813,853     $(2,773,659)
                                  ==========    =======     ========    ==========     ===========

                                                  Non-controlling
                                   Chancellor        Interest        Non-controlling       Total
                                  Stockholders'      (deficit)          Interest       Stockholders'
                                     Equity         Pimovi, Inc.      Fuelist, LLC        Equity
                                     ------         ------------      ------------        ------

Balance at December 31, 2011       $2,284,463        $      --         $     --        $ 2,284,463

Compensatory Stock Issuances           42,600               --               --             42,600

Net (Loss)                           (547,967)         (32,400)              --           (580,367)
                                   ----------        ---------         --------        -----------
Balance at December 31, 2012        1,779,096          (32,400)              --          1,746,696

Compensatory Stock Issuances          123,000               --               --            123,000

Fuelist Acquisition Stock
 Issuance                             156,000               --               --            156,000

Fuelist Accumulated Deficit
 Prior to 51% Interest
 Acquisition                               --               --          (29,006)           (29,006)

Fuelist Capital Contributions              --               --          205,100            205,100

Net (Loss)                           (944,142)        (241,757)         (91,045)        (1,276,944)
                                   ----------        ---------         --------        -----------

Balance at December 31, 2013       $1,113,955        $(274,157)        $ 85,049        $   924,846
                                   ==========        =========         ========        ===========

                 See Notes to Consolidated Financial Statements

                                       19
                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2013 and 2012

                                                                          2013                   2012
                                                                      ------------           ------------

Cash Flows From Operating Activities:
  Net (Loss) attributable to Chancellor Group, Inc. Shareholders      $   (944,142)          $   (547,967)
  Adjustments to Reconcile Net (Loss) to Net Cash
   Provided by (Used in) Operating Activities:
     Loss from Non-controlling Interest in Pimovi, Inc.                   (241,757)                    --
     Loss from Non-controlling Interest in The Fuelist, LLC                (91,045)                    --
     Depreciation and Amortization                                           5,918                  5,020
     Stock Compensation Expense                                            123,000                 42,600
     Decrease in Operating Assets                                          (21,415)                67,825
     Increase (Decrease) in Operating Liabilities                           38,989               (136,506)
                                                                      ------------           ------------
Net Cash (Used in) Operating Activities                                 (1,130,453)              (569,028)
                                                                      ------------           ------------
Cash Flows From Investing Activities:
  Investment in Unconsolidated Subsidiary                                       --                (32,400)
  Other Capital Expenditures                                                (4,454)                (9,840)
                                                                      ------------           ------------
Net Cash (Used in) Investing Activities                                     (4,454)               (42,240)
                                                                      ------------           ------------
Cash Flows From Financing Activities:
  Capital Contributions Received from Other Member                          24,300                     --
                                                                      ------------           ------------
Net Cash Provided by Financing Activities                                   24,300                     --
                                                                      ------------           ------------

Net (Decrease) in Cash and Restricted Cash                              (1,110,607)              (611,268)

Cash and Restricted Cash at the Beginning of the Year                    1,725,508              2,336,776
                                                                      ------------           ------------

Cash and Restricted Cash at the End of the Year                       $    614,901           $  1,725,508
                                                                      ============           ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                       $         --           $         --
                                                                      ============           ============
  Income Taxes Paid                                                   $         --           $     10,917
                                                                      ============           ============
Non Cash Investing and Financing Activities:
  Contributions Payable related to Acquisition of Fuelist, Inc.       $    271,200           $         --
                                                                      ============           ============
  Common Stock issued for Fuelist, LLC Acquisition                    $    156,000           $         --
                                                                      ============           ============
  Goodwill from Fuelist, LLC Acquisition                              $    427,200           $         --
                                                                      ============           ============

                 See Notes to Consolidated Financial Statements

                                       20
                             CHANCELLOR GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2013 and 2012

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

On November 16, 2012, a certificate of incorporation was filed with the state of
Delaware for the  formation of Pimovi,  Inc.  ("Pimovi"),  a new  majority-owned subsidiary of Chancellor,  and with which separate company financial  statements are consolidated with Chancellor's  consolidated  financial statements beginning for the fourth quarter of 2012.  Chancellor  owns 61% of the equity of Pimovi in the form of Series A Preferred Stock, therefore Chancellor maintains significant financial control.  As of December 31, 2013, Pimovi had not commenced  principal operations and had no sales or revenues for 2013, therefore Pimovi is considered a "development-stage enterprise". The primary business purpose of Pimovi relates largely to technology and mobile application  fields,  including  development of proprietary consumer  algorithms,  creating user photographic and other activity records,  First Person Video Feeds and other such  activities  related to mobile and computer gaming.

On August 15, 2013,  Chancellor  Group,  Inc.  entered into a binding term sheet
(the "Term Sheet") with The Fuelist, LLC, a California limited liability company
("Fuelist"),  and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash
(together, the "Founders"), pursuant to which Chancellor agreed to acquire a 51%
ownership  interest in Fuelist,.  As consideration  for the ownership  interest,
Chancellor  will contribute to Fuelist a total of $271,200 in cash payable in 12 monthly  installments  of  $22,600,  beginning  in August  2013.  As  additional consideration  for the  ownership  interest,  Chancellor  contributed a total of
2,000,000  shares of newly  issued  common  stock to Fuelist on August 19, 2013, valued at $156,000,  or $0.078 per share.  As of December 31, 2013,  Fuelist had not  commenced  principal  operations  and had no  sales or  operating  revenues through December 31, 2013,  therefore Fuelist is considered a "development-stage enterprise".  The primary purpose of Fuelist is the development of a data-driven mobile and web technology  platform that leverages  extensive  segment expertise and big data analysis tools to value classic  vehicles.  These tools will enable users to quickly  find  values,  track  valuations  over time,  and to  identify investment and arbitrage opportunities in this lucrative market.

Going Concern

These  consolidated  financial  statements  have been prepared on the basis of a going concern,  which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has had continued net operating  losses  with  net  losses  attributable  to  Chancellor  Group,  Inc.
Shareholders   of  $944,142   and  $547,967  at  December  31,  2013  and  2012,
respectively,  and retained  earnings  deficits of  $2,773,659  and  $1,829,517, respectively. The Company's continued operations are dependent on the successful implementation  of its  business  plan  and its  ability  to  obtain  additional financing as needed. The accompanying  consolidated  financial statements do not include  any  adjustments  that might be  necessary  if the Company is unable to continue as a going concern.

Operations

The  Company is  licensed  by the Texas  Railroad  Commission  as an oil and gas
producer and operator.  The Company and its wholly-owned  subsidiaries,  Gryphon
Production  Company,  LLC and Gryphon Field  Services,  LLC, own 5 wells in Gray
County,  Texas, of which 1 is a water disposal well. As of December 31, 2013 and
2012, approximately 4 oil wells are actively producing.

                                       21
We produced a total of 617 and 1,067  barrels of oil in the year ended  December
31, 2013 and 2012, respectively. The oil is light sweet crude.

Both Pimovi and Fuelist were  development  stage  enterprises as of December 31,
2013, with no significant operations other than the ongoing development of their respective technologies described above.

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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
Beginning in the third quarter 2013,  the  accompanying  consolidated  financial statements also include  Chancellor's  majority-owned  subsidiary,  The Fuelist,
LLC,  which  Chancellor  owns  51%  of  the  equity  of  Fuelist  and  maintains
significant   financial  control.   All  material   intercompany   accounts  and
transactions have been eliminated in the consolidated financial statements.

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

As of December 31, 2013, both Pimovi and Fuelist were in the  development  stage of operations pursuing the development of their respective technologies, with no significant products, services or major customers.

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

                                       22
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

Restricted Cash

Included in restricted cash at December 31, 2013 and 2012 are deposits  totaling
$25,000,  in the form of bond  issued  to the  Railroad  Commission  of Texas as required for the Company's oil and gas activities which is renewed annually.

Accounts Receivable

The  Company  reviews  accounts   receivable   periodically  for   collectibles,
establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  Based on review of accounts  receivable by management at year end,  including  credit quality and subsequent  collections  from customers,  an allowance  for  doubtful  accounts was not  considered  necessary or recorded at
December 31, 2013, and 2012.

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
The first step tests for  potential  impairment,  while the second step measures the amount of the impairment, if any. The Company performs the annual impairment test  during  the last  quarter  of each  year.  As of  December  31,  2013,  we determined there was no impairment of our goodwill.

Property

Property  and  equipment  are  recorded  at  cost  and  depreciated   under  the
straight-line method over the estimated useful life of the assets. The estimated useful life of leasehold  costs,  equipment  and tools ranges from five to seven years.

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

Depreciation

Equipment is depreciated  over the estimated  useful lifes of the assets,  which ranged from 5 to 10 years, using the straight-line method.

                                       23
Long-Lived Assets

The Company  assesses  potential  impairment  of its  long-lived  assets,  which include its property and  equipment  and its  identifiable  intangibles  such as deferred charges,  under the guidance Topic 360 "PROPERTY,  PLANT AND EQUIPMENT"
in  the  Accounting  Standards   Codification  (the  "ASC").  The  Company  must
continually  determine if a permanent  impairment of its  long-lived  assets has occurred  and write  down the assets to their  fair  values  and charge  current operations for the measured impairment.  As of December 31, 2013 and 2012, we do not believe any of our long-lived assets are impaired.

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

Income Tax

Deferred taxes are provided on a liability  method  whereby  deferred tax assets
are  recognized  for  deductible   temporary   differences  and  operating  loss
carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary  differences  are the  differences  between the reported amounts of assets and liabilities  and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management,  it is more likely than not that some  portion or all of the deferred tax assets will not be realized.  Deferred tax assets and  liabilities  are adjusted for the effects of changes  in tax laws and  rates on the date of  enactment.  We have  recorded  a valuation allowance as of December 31, 2013 and 2012.

Revenue Recognition

For our oil segment, revenue is recognized for the oil production when a product is sold to a customer,  either for cash or as evidenced by an  obligation on the part  of the  customer  to pay.  For our  technology  segment,  revenue  will be recognized  when earned,  including both future  subscriptions  and other future revenue streams, as required under relevant revenue  recognition  policies under generally accepted accounting policies.

Fair Value Measurements and Disclosures

The Company estimates fair values of assets and liabilities which require either recognition  or disclosure in the financial  statements in accordance  with FASB
ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the 2013 and 2012 consolidated  financial  statements  related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

                                       24
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

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic
805 "Business  Combinations".  This standard modifies certain aspects of how the
acquiring  entity   recognizes  and  measures  the  identifiable   assets,   the
liabilities  assumed and the goodwill  acquired in a business  combination.  The
Company entered into a business  combination with The Fuelist, LLC on August 15,
2013 (See Note 7 for further disclosure).

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

NOTE 2. INCOME TAXES

Income Tax Expense is comprised of the following:

                                                            Fiscal Year
                                                    ---------------------------
                                                       2013             2012
                                                    ----------       ----------

Current federal                                         --               --
Current state and local                                 --               --
Deferred federal, state and local                       --               --

The  difference  between  expected  income tax expense  (benefit)  (computed  by applying the  statutory  rate of 35% to income  before  income taxes) and actual income tax expense (benefit) is as follow:

                                       25

                                                            Fiscal Year
                                                    ---------------------------
                                                       2013             2012
                                                    ----------       ----------

Computed "expected" Tax (Benefit)                   $ (446,931)      $ (203,128)
State and local income taxes, net
 of federal effect                                          --               --
Changes in Valuation Allowance and
 other adjustments                                     446,931          203,128
                                                    ----------       ----------
                                                    $       --       $       --
                                                    ==========       ==========

The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                            Fiscal Year
                                                    ---------------------------
                                                       2013             2012
                                                    ----------       ----------
Deferred tax assets:
  Net operating loss carry-forward                  $  527,915       $  414,867
                                                    ----------       ----------
Total deferred tax assets                              527,915          414,867

Valuation allowance against deferred tax assets       (524,414)        (411,212)

Deferred tax assets net of valuation allowance           3,501            3,655

Deferred tax liabilities:
  Property and equipment                                 3,501            3,655
                                                    ----------       ----------
Total deferred tax liabilities                           3,501            3,655
                                                    ----------       ----------
Net deferred tax assets                             $       --       $       --
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

At December 31, 2013, the Company had a federal net operating loss carry-forward of approximately  $2,639,577. A deferred tax asset of approximately $527,915 has been partially offset by a valuation allowance of approximately  $524,414 due to federal net operating loss carry-back and carry-forward limitations.

At December 31,  2013,  the Company  also had  approximately  $3,501 in deferred income tax liability  attributable to timing differences  between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

Management  evaluated  the  Company's  tax  positions  under  FASB  ASC No.  740
"Uncertain Tax Positions," and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated  financial  statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax  examinations by the U.S.  federal,  state or local tax authorities for years before 2010.

                                       26
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

Common Stock

The Company has 250,000,000  authorized shares of common stock, par value $.001, with 73,760,030 shares issued and outstanding as of December 31, 2013.

During the year ended December 31, 2013,  Chancellor  issued 4,200,000 shares of its common stock, including: (1) 1,000,000 shares issued on February 25, 2013 to a new  investor  relations  consultant  related  to a 12  month  agreement,  (2)
1,000,000  shares  issued on March 25, 2013 to the  co-founder  of Pimovi,  Inc.
related  to  Chancellor's  acquisition  of 61%  of the  equity  of  Pimovi,  (3)
2,000,000  shares  issued on August 19,  2013 to The  Fuelist,  LLC.  as partial consideration  of Chancellor's  acquisition of 51% of the ownership  interest of
Fuelist (see Note 7 for further  information)  and (4) 200,000  shares issued to unrelated parties for consulting fees incurred during November 2013.

Stock based Compensation

During 2012, the Company recognized $42,600 in professional fees expense related
to  stock  issued  to  unrelated  parties  for  business   development  services
performed.

During  2013,  the Company  recognized  $123,000 in  professional  fees  expense related to stock  issued to  unrelated  parties  for  business  development  and consulting services performed.

Non-employee Stock Options and Warrants

The Company  accounts for  non-employee  stock  options under FASB ASC Topic 505
"EQUITY-BASED  PAYMENTS TO  NON-EMPLOYEES",  whereby  options costs are recorded based on the fair value of the  consideration  received or the fair value of the equity instruments issued,  whichever is more reliably  measurable.  During 2013 and 2012, no options were issued, exercised or cancelled.

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

On December 31, 2013, the Company had the following outstanding warrants:

                                       27
                                                                        Weighted
                                 Remaining                               Average
Exercise         Number of    Contractual Life   Exercise Price times   Exercise
 Price            Shares        (in years)         Number of Shares       Price
 -----            ------        ----------         ----------------       -----

$0.025          2,000,000          1                   $ 50,000
$0.020          4,000,000          1                     80,000
$0.125            500,000           .50                  62,500
$0.125            420,000          1.50                  52,500
                ---------                              --------
                6,920,000                              $245,000           $0.035
                =========                              ========

                                                                   Remaining
                                   Number of  Weighted Average  Contractual Life
        Warrants                    Shares     Exercise Price      (in years)
        --------                    ------     --------------      ----------

Outstanding at January 1, 2012     6,920,000       $0.035
                                   ---------       ------
Issued                                    --           --
Exercised                                 --           --
Expired/Cancelled                         --           --
                                   ---------       ------
Outstanding at January 1, 2013     6,920,000       $0.035
                                   ---------       ------
Issued                                    --           --
Exercised                                 --           --
Expired/Cancelled                         --           --

Outstanding at December 31, 2013   6,920,000       $0.035              1.0
                                   ---------       ------           ------

Exercisable at December 31, 2013   6,920,000       $0.035              1.0
                                   =========       ======           ======

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                         Balance                                         Balance
                                       December 31,                                    December 31,
                                          2011            Additions      Deletions         2012
                                        --------          ---------      ---------       --------

Equipment                               $     --          $     --       $     --        $     --
Leases & Lease Equipment                  47,740             9,840             --          57,580
                                        --------          --------       --------        --------
   Total Cost                           $ 47,740          $  9,840       $     --        $ 57,580
                                        ========          ========       ========        ========

Less: Accumulated Depreciation            18,815             5,020             --          23,835
                                        --------          --------       --------        --------
   Total Property and Equipment, net    $ 28,925          $  5,020       $     --        $ 33,745
                                        ========          ========       ========        ========

                                       28
A summary of fixed assets at:

                                         Balance                                         Balance
                                       December 31,                                    December 31,
                                          2012            Additions      Deletions         2013
                                        --------          ---------      ---------       --------

Equipment                               $     --          $   4,454      $     --        $  4,454
Leases & Lease Equipment                  57,580                  -            --          57,580
                                        --------          ---------      --------        --------
   Total Cost                           $ 57,580          $       -      $     --        $ 62,034
                                        ========          =========      ========        ========

Less: Accumulated Depreciation            23,835              5,917            --          29,752
                                        --------          ---------      --------        --------
   Total Property and Equipment, net    $ 33,745          $   5,917      $     --        $ 32,282
                                        ========          =========      ========        ========

NOTE 5. CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company  entered into a twelve month  agreement with a new investor  relations  consultant,  which pays the  consultant a fee of $9,000 monthly for the period from February  2013 through July 2013.  In addition,  the
Company  granted  1,000,000  shares  of  common  stock  to the  consultant  upon execution of the agreement.  The Company recognized  $104,500 in consulting fees related to this agreement for 2013 and also still has $9,500 in related  prepaid expenses in current assets as of December 31, 2013.

On May 1, 2013,  Fuelist  entered into a lease  agreement  with a related  party limited  liability  company for the Company's main office,  located in Berkeley,
California.  The lease term is for one year  beginning on May 1, 2013 and ending
May 1, 2014.  The Company is  obligated  to pay rent of $6,000 per year in equal monthly  installments  of $500  payable on the 1st of each  month.  The  Company subsequently entered into a sublease agreement with another related party entity in which it was not legally  relieved of its  primary  obligation  for the lease agreement.  The Company  recognized  $10,800 in sub-lease  rent revenue in other income and  $11,600 in rent  expense in other  operating  expenses,  relation to these agreements during the year ended December 31, 2013.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting  company owned by the Chairman of the Board.  The Company has paid  $108,000  and  $104,000  annually for those services  during the years ended  December 31, 2013 and  December 31, 2012.  The
Company has paid  directors fees to a company owned by the chairman of the board in the amounts of $30,000 and $44,500  during the years ended  December 31, 2013 and December 31, 2012, respectively, and to one other director in the amounts of
$30,000  and  $44,500 in total  during the years  ended  December  31,  2013 and
December 31,  2012,  respectively.  During 2013,  the Company has paid $2,400 in professional  services  to a  company  owned by the  Chairman  of Board  for the supervision and storage of company documents

NOTE 7. BUSINESS COMBINATION

On August  15,  2013,  Chancellor  entered  into a binding  term  sheet with The
Fuelist,  LLC, a  California  limited  liability  company  ("Fuelist"),  and its founders (the "Founders"), pursuant to which Chancellor acquired a 51% ownership interest in Fuelist.

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

                                       29
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
                                                                     ========

For the period subsequent to the purchase through December 31, 2013,  Chancellor paid $180,800 towards the contributions payable resulting in $90,400 outstanding as of December 31, 2013.

NOTE 8. NON-CONTROLLING INTERESTS

All  non-controlling  interest of  Chancellor  related to Fuelist is a result of
Chancellor's initial investment, the investment of other members in Fuelist, and results of operations. Cumulative results of these activities result in:

                                                    December 31,    December 31,
                                                       2013            2012
                                                     --------        --------

Cash contributions paid by Chancellor to Fuelist     $180,800        $     --
Cash contributions paid by others to Fuelist           24,300              --
Net loss prior to acquisition by Chancellor
 attributable to non-controlling interest             (29,006)             --
Net loss subsequent to acquisition by Chancellor
 attributable to non-controlling interest             (91,045)             --
                                                     --------        --------
Total non-controlling interest in Fuelist            $ 85,049        $     --
                                                     ========        ========

The  following  is a summary of changes in  non-controlling  interest in Fuelist during the year ended December 31, 2013:

Non-controlling interest in Fuelist at December 31, 2012             $      --
Cash contributions paid by Chancellor to Fuelist                       180,800
Cash contributions paid by others to Fuelist                            24,300
Net losses attributable to non-controlling interest in Fuelist        (120,051)
                                                                     ---------
Non-controlling interest in Fuelist at December 31, 2013             $  85,049
                                                                     =========

All  non-controlling  interest  of  Chancellor  related to Pimovi is a result of results of operations. Cumulative results of these activities result in:

                                                    December 31,    December 31,
                                                       2013            2012
                                                     --------        --------
Cumulative net loss attributable to
 non-controlling interest in Pimovi                  $(274,057)      $ (32,400)
                                                     ----------      ----------
Total non-controlling interest in Pimovi             $(274,057)      $ (32,400)
                                                     ==========      ==========

                                       30
The  following  is a summary of changes in  non-controlling  interest  in Pimovi during the year ended December 31, 2013:

Non-controlling interest in Pimovi at December 31, 2012              $ (32,400)
Net loss attributable to non-controlling interest in Pimovi           (241,757)
                                                                     ---------
Non-controlling interest in Pimovi at December 31, 2013              $(274,157)
                                                                     =========

NOTE 9. SUBSEQUENT EVENTS

Events  occurring  after December 31, 2013 were evaluated  through the date this
Annual Report was issued, in compliance FASB ASC Topic 855 "Subsequent  Events", to ensure that any  subsequent  events  that met the  criteria  for  recognition and/or disclosure in this report have been included.

On February 12, 2014, the Board approved the issuance of 490,000 total shares to two unrelated  individuals for their engineering expertise and advice related to
Fuelist. The shares were issued to both individuals as of February 25, 2014. The
Company will recognize $26,950 in Professional and Consulting Fee Expense in the
first quarter of 2014 related to these shares.

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

                                       31

                                                                             Total Future
                    Net Oil       Net Gas                    Total Future     Severance &                 Discounted
                    Reserves     Reserves    Total Future     Projected       Ad Valorem    Future Net    Per Annum
Proved Developed    (Barrels)      (Mcf)     Net Revenue         Cost            Taxes      cash flow       as 10%
----------------    ---------      -----     -----------         ----            -----      ---------       ------

2013
  Producing          20,421         --        $1,854,188       $920,861         $213,232    $  720,099     $276,597

2012
  Producing          21,281         --        $1,982,108       $571,680         $170,461    $1,239,966     $377,885

Presented  below is a summary of changes in  estimated  reserves  of the Company during the periods ended December 31, 2013 and 2012:

                                                        Oil             Total
                                                      (mmbbl)          (bcfe)
                                                      --------         -------
December 31, 2013
  Proved reserves, beginning of period                  21.281           0.127
  Extensions, discoveries and other additions               --              --
  Revisions of previous estimates                           --              --
  Production                                            (0.617)         (0.006)
  Sale of reserves-in-place                                 --              --
  Purchase of reserves-in-place                             --              --
                                                      --------         -------
Proved reserves, end of period                          20.421           0.123
                                                      ========         =======
Proved developed reserves:
  Beginning of period                                   21.281           0.104
                                                      ========         =======
  End of period                                         20.421           0.123
                                                      ========         =======
December 31, 2012
  Proved reserves, beginning of period                  17.330           0.104
  Extensions, discoveries and other additions               --              --
  Revisions of previous estimates                        5.018           0.029
  Production                                            (1.067)         (0.006)
  Sale of reserves-in-place                                 --              --
  Purchase of reserves-in-place                             --              --
                                                      --------         -------
Proved reserves, end of period                          21.281           0.127
                                                      ========         =======
Proved developed reserves:
  Beginning of period                                   17.330           0.099
                                                      ========         =======
  End of period                                         21.281           0.127
                                                      ========         =======

During 2013,  Chancellor sold .004 bcfe of our proved reserves for approximately
$55,400 in gross revenues.

During 2012,  Chancellor sold .006 bcfe of our proved reserves for approximately
$91,000 in gross revenues.

                                       32
The aggregate amounts of capitalized costs relating to our oil and gas producing
activities  and  the  aggregate  amounts  of  related   accumulated   depletion,
depreciation, and amortization as of December 31, 2013 and 2012 are as follows.

                                                   Years Ended December 31,
                                                -----------------------------
                                                  2013                 2012
                                                --------             --------

Unproved oil and gas properties                       --                   --
Proved oil and gas properties                   $ 57,580             $ 57,580
Accumulated depreciation, depletion, and
 amortization, and valuation allowances          (29,593)             (23,835)
                                                --------             --------
Net capitalized costs                           $ 27,987             $ 33,745
                                                ========             ========

The costs  incurred by the Company in oil and natural gas property  exploration, development and acquisition activities are summarized as follows:

                                                   Years Ended December 31,
                                                -----------------------------
                                                  2013                 2012
                                                --------             --------
Acquisition of properties
  Proved                                        $     --             $     --
  Unproved                                            --                   --
Exploration costs                                     --                   --
Development costs                               $     --             $  9,840

The  Company's  results  of  operations  from  oil  and  natural  gas  producing activities  are presented  below for the years ended December 31, 2013 and 2012.
The following table includes revenues and expenses  associated directly with the
Company's  oil and natural  gas  producing  activities.  It does not include any interest  costs or  general  and  administrative  costs and,  therefore,  is not necessarily indicative of the contribution to consolidated net operating results of the Company's oil and natural gas operations.

                                                   Years Ended December 31,
                                                -----------------------------
                                                  2013                 2012
                                                --------             --------
Revenues
  Sales, net of royalties paid                  $ 55,400             $ 91,377
  Transfers                                           --                   --
                                                --------             --------
      Total Revenues                              55,400               91,377
Production costs                                 (79,290)             (70,858)
Exploration expenses                                  --                   --
Depreciation, depletion and
 amortization and valuation provisions            (5,758)              (5,020)
Income tax expenses (benefits)                        --                   --
                                                --------             --------
Results of operations from producing
 activities (excluding corporate overhead
 and interest costs)                            $(29,648)            $ 15,499
                                                ========               ========

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2013 and 2012 are as follows:

                                       33
                                                       Years Ended December 31,
                                                     --------------------------
                                                       2013              2012
                                                     --------          --------
Net change in sales and transfer prices and
 in production (lifting) costs related to
 future production                                   $218,057          $ 80,375
Changes in estimated future development costs              --                --
Sales and transfers of oil and gas produced
 during the period, net of production taxes           (55,400)          (91,377)
Net change due to purchase of minerals in place            --                --
Net change due to revisions in quantity estimates     (61,369)          142,344
Previously estimated development costs incurred
 during the period                                         --                --
Accretion of discount                                      --                --
Net change due to sale of minerals in place                --                --
Net change in income taxes                                 --                --
                                                     --------          --------
Aggregate change in the standardized measure of
 discounted future net cash flows for the year       $101,288          $131,342
                                                     ========          ========

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
     *    pricing  is applied  based  upon  12-month  average  market  prices at
          December  31, 2013 and  December 31,  2012.  The  calculated  weighted average per unit prices for the Company's  proved  reserves and future net revenues were as follows:

                                                       At December 31,
                                                   ---------------------
                                                     2013          2012
                                                   -------       -------

          Oil (per barrel)                         $ 90.80       $ 93.14
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

                                       34
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As  supervised  by our  Board  of  Directors  and our  principal  executive  and principal  financial officer,  management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its  evaluation  are  reported  on in the below  Management's  Annual
Report on Internal Control over Financial Reporting.  Based on the evaluation of our controls and procedures  (as defined in Rule 13a-15(e)  under the Securities
Exchange Act of 1934, as amended (the "Exchange Act")) required by paragraph (b)
of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures as of December 31, 2013, are effective to ensure that  information  required to be  disclosed by us in the reports that we file or submit under the Exchange Act is (x)  accumulated  and  communicated  to
management,   including  our  principal  executive  and  financial  officer,  as appropriate  to allow timely  decisions  regarding  required  disclosure and (y)
recorded,  processed,  summarized and reported within the time periods specified by the SEC's rules and forms.

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

Management  assessed  the  effectiveness  of  internal  control  over  financial reporting as of December 31, 2013.  Management carried out this assessment using the  criteria of the  Committee  of  Sponsoring  Organizations  of the  Treadway
Commission (COSO) in Internal Control--Integrated Framework.

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
Management  concluded  in this  assessment  that as of December  31,  2013,  our internal control over financial reporting is effective.

There have been no  significant  changes in our internal  control over financial reporting (as defined in Rules  13a-15(f) and 15d-15(f)  under the Exchange Act)
for the year ended  December  31,  2013 that have  materially  affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

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

                                                                    Served as a
Name                   Age               Position                 Director since
----                   ---               --------                 --------------
Maxwell Grant          76          Chairman and Director          May 23, 2007
Dudley Muth            74          Director                       March 31, 2009

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
Maxwell Grant          76          Chief Executive Officer and     May 23, 2007
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

No person who at any time during the fiscal year ended  December  31, 2013 was a director,  officer or  beneficial  owner of more than ten  percent  (10%) of our common stock  failed to file on a timely  basis the reports  required by Section
16(a) of the Exchange Act during the fiscal year ended December 31, 2013.

CODE OF CONDUCT

Our board of directors  has adopted a Code of Ethics that is  applicable  to our principal executive and financial officer,  our principal accounting officer and our controller or to persons performing  similar functions for the Company.  The

                                       36
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

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity      Nonqualified
 Name and                                                          Incentive         Deferred
 Principal                                   Stock      Option        Plan         Compensation     All Other
 Position       Year  Salary($)  Bonus($)   Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----  ---------  --------   ---------  ---------  ---------------   -----------   ---------------  ---------

Maxwell Grant,  2012     --         --         --         --            --              --           $148,500       $148,500
Chairman of     2013     --         --         --         --            --              --           $138,000       $138,000
the Board of
Directors (1)

----------
(1)  Mr. Grant owns 100% of the equity  interests in Koala Pictures  Proprietary
     Ltd.  ("Koala") and Axis Network  Proprietary  Ltd. In 2012 and 2013, Koala
     was paid $104,000 and $108,000, respectively, annually in consulting fees.

In addition, Mr. Grant was paid $30,000 in cash, and $14,500 in stock awards, in
2012  in  director's  fees.  Mr.  Grant  was  paid  $30,000,  in cash in 2013 in director's fees.

Compensation paid to Directors is set forth in the Director  Compensation  Table below.  The Company may reimburse  its  Directors for any and all  out-of-pocket expenses incurred relating to the business of the Company.

                              DIRECTOR COMPENSATION

                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------

Maxwell Grant    $30,000         --        --            --               --              --            $30,000
Dudley Muth      $30,000         --        --            --               --              --            $30,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

The following  table sets forth,  as of March 27, 2014, on which date 74,250,030 shares of common stock were  outstanding,  the ownership of each person known by

                                       37
the  Registrant  to be the  beneficial  owner  of  five  percent  or more of the
Company's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group.

                                                         No. of          % of
    Name                                                 Shares        Class(1)
    ----                                                 ------        --------
Maxwell Grant (2)             Chairman and Director    24,813,800        31.91%
Dudley Muth                   Director                  3,275,000         4.21%
Directors and Executive
 Officers as a Group                                   28,088,800        33.13%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

The Company has used the services of a consulting  company owned by the Chairman of the Board.  The Company has paid  $108,000  and  $104,000  annually for those services  during the years ending  December 31, 2013 and December 31, 2012.  The
Company has paid  directors fees to a company owned by the chairman of the board in the amounts of $30,000 and $44,500  during the years ended  December 31, 2013 and December 31, 2012, respectively, and to one other director in the amounts of
$30,000  and  $44,500 in total  during the years  ended  December  31,  2013 and
December 31,  2012,  respectively.  During 2013,  the Company has paid $2,400 in professional  services  to a  company  owned by the  Chairman  of Board  for the supervision  and  storage of company  documents.  Also during the year a private company owned and  controlled  by the Chairman  purchased 5% of Pimovi Inc. from
Co-Founder, Kasian Franks, for $50,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees.
The aggregate fees billed by our current independent  auditors,  StarkSchenkein,
LLP.,  for  professional  services  rendered  for  the  audit  of our  financial statements for the year ending December 31, 2013 and for review of our quarterly financial statements during 2013 was approximately $30,000.

                                       38
The aggregate fees billed by our current independent  auditors,  StarkSchenkein,
LLP.,  for  professional  services  rendered  for  the  audit  of our  financial statements  for the  years  ending  December  31,  2012  and for  review  of our quarterly financial statements during 2012 was $32,000.

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

10.2     Term Sheet for Investment in Pimovi, Inc. (incorporated by reference to
         Exhibit 10.2 to the Annual  Report on Form 10-K filed by the Company on
         March 25, 2013 with the Securities and Exchange Commission).

                                       39
10.3     Binding Term Sheet for Investment in The Fuelist, LLC, dated August 15,
         2013  (incorporated  by reference to Exhibit No. 10.1 to the  Company's
         Current  Report on Form 8-K,  filed with the  Securities  and  Exchange
         Commission on August 20, 2013).

21       Subsidiaries of the Registrant (Incorporated by reference to page 1 of this Annual Report on Form 10-K)*

23.1     Report and Consent of GSM, Inc.*

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

99.1     Evaluation of Oil and Gas Reserves as of December 31, 2013, prepared by
         GSM, INC., a registered petroleum engineering firm located in Amarillo,
         Texas.*

99.2     Evaluation of Oil and Gas Reserves as of December 31, 2012, prepared by
         GSM, INC., a registered petroleum engineering firm located in Amarillo,
         Texas  (incorporated  by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed by the Company on March 29, 2013 with the Securities and Exchange Commission).

101*     Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*  Filed herewith

                                       40
                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities  Exchange Act of
1934,  the  Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2014.

                                         CHANCELLOR GROUP, INC.

                                         By: /s/ Maxwell Grant
                                            ------------------------------------
                                            Maxwell Grant
                                            Chief Executive Officer and
                                            Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the  following  persons on behalf of the  Registrant in the capacities indicated, on March 27, 2014.

/s/ Maxwell Grant
-----------------------------------------
Maxwell Grant
Chief Executive Officer and Director

/s/ Dudley Muth
-----------------------------------------
Dudley Muth
Director

                                       41