Form 10-Q
period 2014-03-31
CHANCELLOR GROUP INC.
filed 2014-05-15
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of May 12, 2014: 74,500,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                                  3

        Condensed and Consolidated Balance Sheets, as of March 31, 2014
        (unaudited) and as of December 31, 2013                                4

        Condensed and Consolidated Statements of Operations, for the
        Three Months Ended March 31, 2014 and 2013 (unaudited)                 5

        Condensed and Consolidated Statements of Cash Flows, for the
        Three Months Ended March 31, 2014 and 2013 (unaudited)                 6

        Notes to Unaudited Condensed and Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            22

Item 4. Controls and Procedures                                               22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           22

Item 6.  Exhibits                                                             23

SIGNATURES                                                                    24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain   information  and  footnote   disclosures   required  under  accounting
principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                             CHANCELLOR GROUP, INC.
                          Consolidated Balance Sheets

                                                                            March 31, 2014        December 31, 2013
                                                                            --------------        -----------------
                                                                             (Unaudited)
ASSETS

Current Assets:
  Cash                                                                       $    362,701           $    589,901
  Restricted Cash                                                                  25,000                 25,000
  Accounts Receivable                                                              23,848                 12,326
  Income Tax Receivable                                                             9,257                 12,558
  Prepaid Expenses                                                                  2,046                 18,069
                                                                             ------------           ------------
Total Current Assets                                                              422,852                657,854
                                                                             ------------           ------------
Property:
  Leasehold Costs - Developed                                                      62,940                 57,580
  Furniture, Fixtures, & Office Equipment                                           5,655                  4,454
  Accumulated Depreciation                                                        (31,603)               (29,752)
                                                                             ------------           ------------
Total Property and Equipment, net                                                  36,992                 32,282
                                                                             ------------           ------------
Other Assets:
  Goodwill                                                                        427,200                427,200
  Deposits                                                                            250                    250
                                                                             ------------           ------------
Total Other Assets                                                                427,450                427,450
                                                                             ------------           ------------

Total Assets                                                                 $    887,294           $  1,117,586
                                                                             ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                           $    118,424           $     99,866
  Contributions Payable                                                                --                 90,400
  Accrued Expenses                                                                  4,549                  2,473
                                                                             ------------           ------------
Total Current Liabilities                                                         122,973                192,739
                                                                             ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
   250,000 shares authorized, none outstanding                                         --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   74,250,030 and 73,760,030 shares issued and outstanding, respectively           74,250                 73,760
  Paid-in Capital                                                               3,840,313              3,813,853
  Retained Earnings (Deficit)                                                  (2,990,308)            (2,773,659)
                                                                             ------------           ------------
Total Chancellor, Inc. Stockholders' Equity                                       924,255              1,113,955
  Non-controlling Minority Interest in Pimovi, Inc.                              (290,662)              (274,157)
  Non-controlling Minority Interest in The Fuelist, LLC                           130,727                 85,049
                                                                             ------------           ------------
Total Stockholders' Equity                                                        764,321                924,846
                                                                             ------------           ------------
Total Liabilities and Stockholders' Equity                                   $    887,294           $  1,117,586
                                                                             ============           ============

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2014 and 2013
                                   (Unaudited)

                                                                          March 31, 2014         March 31, 2013
                                                                          --------------         --------------
Revenues:
  Oil, net of royalties paid                                               $     22,684           $     11,526
  Technology Segment Revenues                                                        --                     --
  Other Operating Income                                                             --                 53,337
                                                                           ------------           ------------
Gross Revenue                                                                    22,684                 64,863
                                                                           ------------           ------------
Operating Expenses:
  Lease Operating Expenses                                                        4,856                  2,468
  Severance Taxes                                                                 1,045                    529
  Other Operating Expenses                                                       14,939                  3,600
  Technology Segment Professional and Consulting Expenses                       152,540                151,187
  Administrative Expenses                                                       143,110                189,719
  Depreciation and Amortization                                                   1,852                  1,441
                                                                           ------------           ------------
Total Operating Expenses                                                        318,342                348,944
                                                                           ------------           ------------

(Loss) From Operations                                                         (295,658)              (284,081)
                                                                           ------------           ------------
Other Income (Expense):
  Interest Income                                                                    80                    515
  Other Income                                                                    5,560                     --
                                                                           ------------           ------------
Total Other Income (Expense)                                                      5,640                    515
                                                                           ------------           ------------
Financing Charges:
  Bank Fees                                                                         438                    639
                                                                           ------------           ------------
Total Financing Charges                                                             438                    639
                                                                           ------------           ------------

(Loss) Before Provision for Income Taxes                                       (290,456)              (284,205)

Provision for Income Taxes (Benefit)                                                 --                     --
                                                                           ------------           ------------

Net (Loss) of Chancellor, Inc.                                                 (290,456)              (284,205)

Net Loss attributable to non-controlling interest in Pimovi, Inc.                16,504                 58,963
Net Loss attributable to non-controlling interest in The Fuelist, LLC            57,302                     --
                                                                           ------------           ------------

Net (Loss) attributable to Chancellor Group, Inc. Shareholders             $   (216,649)          $   (225,242)
                                                                           ============           ============
Net (Loss) per Share
  (Basic and Fully Diluted)                                                $      (0.01)          $      (0.01)
                                                                           ============           ============

Weighted Average Number of Common Shares Outstanding                         73,950,586             69,560,030
                                                                           ============           ============

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2014 and 2013
                                   (Unaudited)

                                                                    March 31, 2014         March 31, 2013
                                                                    --------------         --------------
Cash Flows from Operating Activities:
  Net Loss                                                           $   (216,649)          $   (225,242)
  Adjustments to Reconcile Net (Loss) to Net Cash
   Provided by (Used in) Operating Activities:
     Loss from Non-controlling Interest in Pimovi, Inc.                   (16,504)               (58,963)
     Loss from Non-controlling Interest in The Fuelist, LLC               (57,302)                    --
     Depreciation and Amortization                                          1,852                  1,441
     Stock Compensation Expense                                            26,950                100,000
     (Increase) Decrease in Operating Assets                                7,802                (54,168)
     Increase in Operating Liabilities                                     20,633                 96,560
                                                                     ------------           ------------
Net Cash (Used in) Operating Activities                                  (233,219)              (140,372)
                                                                     ------------           ------------
Cash Flows From Investing Activities:
  Proceeds from Sale of Securities                                          4,480                     --
  Capital Expenditures                                                     (6,561)                    --
                                                                     ------------           ------------
Net Cash (Used in) Investing Activities                                    (2,081)                    --
                                                                     ------------           ------------
Cash Flows From Financing Activities:
  Capital Contributions Received from Other Member                          8,100                     --
                                                                     ------------           ------------
Net Cash Provided by Financing Activities                                   8,100                     --
                                                                     ------------           ------------

Net (Decrease) in Cash                                                   (227,200)              (140,372)

Cash and restricted cash at the Beginning of the Period                   589,901              1,725,508
                                                                     ------------           ------------

Cash and restricted cash at the End of the Period                    $    362,701           $  1,585,136
                                                                     ============           ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                      $         --           $         --
                                                                     ============           ============
  Income Taxes Paid                                                  $         --           $         --
                                                                     ============           ============

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2014


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

On November 16, 2012, a certificate of incorporation was filed with the state of Delaware for the formation of Pimovi, Inc. ("Pimovi"), a new majority-owned subsidiary of Chancellor, and with which separate company financial statements are consolidated with Chancellor's consolidated financial statements beginning for the fourth quarter of 2012. Chancellor owns 61% of the equity of Pimovi in the form of Series A Preferred Stock, therefore Chancellor maintains significant financial control. As of March 31, 2014, Pimovi had not commenced principal operations and had no sales or revenues, therefore Pimovi is considered a "development-stage enterprise". The primary business purpose of Pimovi relates largely to technology and mobile application fields, including development of proprietary consumer algorithms, creating user photographic and other activity records, First Person Video Feeds and other such activities related to mobile and computer gaming.

On August 15, 2013, Chancellor Group, Inc. entered into a binding term sheet (the "Term Sheet") with The Fuelist, LLC, a California limited liability company ("Fuelist"), and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash (together, the "Founders"), pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist. As consideration for the ownership interest, Chancellor contributed to Fuelist a total of $271,200 in cash. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share. As of March 31, 2014, Fuelist had not commenced principal operations and had no sales or operating revenues through March 31, 2014, therefore Fuelist is considered a "development-stage enterprise". The primary purpose of Fuelist is the development of a data-driven mobile and web technology platform that leverages extensive segment expertise and big data analysis tools to value classic vehicles. These tools will enable users to quickly find values, track valuations over time, and to identify investment and arbitrage opportunities in this lucrative market.

GOING CONCERN

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had continued net operating losses with net losses attributable to Chancellor Group, Inc. shareholders of $216,649 and $225,242 for the three months ended March 31, 2014 and 2013, respectively, and retained earnings deficits of $2,990,308 and $2,773,659 as of March 31, 2014 and December 31, 2013, respectively. The Company's continued operations are dependent on the successful implementation of its business plan and its ability to obtain additional financing as needed. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

OPERATIONS

The Company is licensed by the Texas Railroad Commission as an oil and gas producer and operator. The Company and its wholly-owned subsidiaries, Gryphon Production Company, LLC and Gryphon Field Services, LLC, own 5 wells in Gray County, Texas, of which 1 is a water disposal well. As of March 31, 2014, approximately 4 oil wells are actively producing.

We produced a total of 248 barrels of oil in the three months ended March 31, 2014. The oil is light sweet crude.

Both Pimovi and Fuelist were development stage enterprises as of March 31, 2014, with no significant operations other than the ongoing development of their respective technologies as described above.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Chancellor Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Chancellor Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

These accompanying consolidated financial statements include the accounts of Chancellor and its wholly-owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". The accompanying consolidated financial statements include the accounts of Chancellor's majority-owned subsidiary, Pimovi, Inc., with which Chancellor owns 61% of the equity of Pimovi and maintains significant financial control. Beginning in the third quarter 2013, the accompanying consolidated financial statements also include The Fuelist, LLC, which
Chancellor acquired 51% of the equity of Fuelist and maintains significant financial control. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2014.

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

PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

For our oil segment, the Company has no plans at this stage to further develop its producing domestic oil properties, located in Gray County, Texas. The Company's major customers, to which substantially all oil production is sold are Plains Marketing, ExxonMobil, and XTO Energy. Given the number of readily available purchasers for our products, it is unlikely that the loss of a single customer in the areas in which we sell our products would materially affect our sales. For our technology segment, the Company plans to continue developing its web-based and mobile technology platforms for its two majority-owned subsidiaries, Pimovi, Inc. and Fuelist, LLC.

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

RESTRICTED CASH

Included in restricted cash at March 31, 2014 and December 31, 2013 are deposits totaling $25,000, in the form of a bond issued to the Railroad Commission of Texas as required for the Company's oil and gas activities which is renewed annually.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Based on review of accounts receivable by management at period end, including credit quality and subsequent collections from customers, an allowance for doubtful accounts was not considered necessary or recorded at March 31, 2014 or December 31, 2013.

PREPAID EXPENSES

Certain expenses, primarily consulting fees, have been prepaid and will be used within one year.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets of the acquisition. Goodwill is not amortized but is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of the impairment, if any. The Company performs the annual impairment test during the last quarter of each year. As of March 31, 2014, we determined there was no impairment of our goodwill.

PROPERTY AND DEPRECIATION

Property and equipment are recorded at cost and depreciated under the straight-line method over the estimated useful life of the assets. The estimated useful life of leasehold costs, equipment and tools ranges from five to seven years. Equipment is depreciated over the estimated useful lives of the assets, which ranged from 5 to 7 years, using the straight-line method.

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

LONG-LIVED ASSETS

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges, under the guidance Topic 360 "PROPERTY, PLANT AND EQUIPMENT" in the Accounting Standards Codification (the "ASC"). The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment. As of March 31, 2014 we do not believe any of our long-lived assets are impaired.

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

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We have recorded a valuation allowance as of March 31, 2014.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the March 31, 2014 consolidated financial statements related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

SUBSEQUENT EVENTS

Events occurring after March 31, 2014 were evaluated through the date this quarterly report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

RECENT ACCOUNTING PRONOUNCEMENTS

In  July  2013,  FASB  issued  ASU  No.  2013-11,   INCOME  TAXES  (TOPIC  740):
PRESENTATION OF AN UNRECOGNIZED TAX BENEFIT WHEN A NET OPERATING LOSS CARRYFORWARD, A SIMILAR TAX LOSS, OR A TAX CREDIT CARRYFORWARD EXISTS. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This accounting pronouncement did not have any material effect on our consolidated financial statements.

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

At March 31, 2014, the Company had a federal net operating loss carry-forward of approximately $2,830,083 compared to $2,639,577 at December 31, 2013. A deferred tax asset of approximately $566,017 at March 31, 2014 and $527,915 at December 31, 2013 has been partially offset by a valuation allowance of approximately

$562,581 and $524,414 at March 31, 2014 and December 31, 2013, respectively, due to federal net operating loss carry-back and carry-forward limitations.

The Company also had approximately $3,436 and $3,501 in deferred income tax liability at March 31, 2014 and December 31, 2013, respectively, attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 74,250,030 and 73,760,030 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

STOCK BASED COMPENSATION

For the three months ending March 31, 2014, the Company issued 490,000 shares of common stock at a price of $0.055 per share and recognized $26,950 in consulting fees expense, which is recorded in general and administrative expenses.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options under FASB ASC Topic 505 "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES", whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the quarter ended March 31, 2014, no options were issued, exercised or cancelled.

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

On March 31, 2014, the Company had the following outstanding warrants:

                                                     Exercise        Weighted
                                  Remaining         Price times      Average
Exercise        Number of      Contractual Life      Number of       Exercise
 Price           Shares           (in years)          Shares          Price
 -----           ------           ----------          ------          -----
$0.025         2,000,000             .75             $ 50,000
$0.020         4,000,000             .75             $ 80,000
$0.125           500,000             .25             $ 62,500
$0.125           420,000            1.25             $ 52,500
               ---------                             --------
               6,920,000                             $245,000         $0.035
               =========                             ========

                                                     Weighted
                                                     Average       Remaining
                                     Number of       Exercise   Contractual Life
Warrants                              Shares          Price        (in years)
--------                              ------          -----        ----------
Outstanding at December 31, 2013     6,920,000        $0.035
                                     ---------        ------
Issued                                      --            --
Exercised                                   --            --
Expired/Cancelled                           --            --
                                     ---------        ------
Outstanding at March 31, 2014        6,920,000        $0.035          1.0
                                     ---------        ------         ----
Exercisable at March 31, 2014        6,920,000        $0.035          1.0
                                     =========        ======         ====

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                    Balance                            Balance
                                  December 31,                         March 31,
                                     2013       Additions  Deletions     2014
                                   --------     ---------  ---------   --------
Equipment                          $ 4,454       $1,201     $    --    $ 5,655
Leasehold Costs - Developed         57,580        5,360          --     62,940
                                   -------       ------     -------    -------
Total Cost                         $62,034       $6,561     $    --    $68,595
                                   =======       ======     =======    =======

Less: Accumulated Depreciation     $29,752       $1,851     $    --    $31,603
                                   -------       ------     -------    -------
Total Property and Equipment, net  $32,282       $4,710     $    --    $36,992
                                   =======       ======     =======    =======

NOTE 5. CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a twelve month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $9,500 in consulting fees related to this agreement for the quarter ended March 31, 2014.

On May 1, 2013, Fuelist entered into a lease agreement with a related party limited liability company for its main office, located in Berkeley, California. The lease term is for one year beginning on May 1, 2013 and ending May 1, 2014. The Company is obligated to pay a minimum amount of rent of $6,000 per year in equal monthly installments of $500 payable on the 1st of each month. The Company subsequently entered into a sublease agreement with another related party entity in which it was not legally relieved of its primary obligation for the lease agreement. The Company recognized $5,460 in sub-lease rent revenue in other income and $8,100 in rent expense in other operating expenses, related to these agreements during the quarter ended March 31, 2014.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board. The Company has paid $27,000 and $29,400 for those services during the quarter ended March 31, 2014 and 2013, respectively. The Company has paid directors fees to a company owned by the chairman of the board in the amount of $7,500 and $7,500 and during the quarter ended March 31, 2014 and 2013, respectively and to one other director in the amount of $7,500 and $7,500 during the quarter ended March 31, 2014 and 2013 respectively.

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
                                                                        ========

As of December 31, 2013 Chancellor paid $180,800 toward its contributions payable to Fuelist. For the quarter ended March 31, 2014, Chancellor paid
$90,400 towards its contributions payable to Fuelist resulting in no further funding commitments as of March 31, 2014.

NOTE 8. NON-CONTROLLING INTERESTS

All non-controlling interest of Chancellor related to Fuelist is a result of Chancellor's initial investment, the investment of other members in Fuelist, and results of operations. Cumulative results of these activities result in:

                                                      March 31, 2014         December 31, 2013
                                                      --------------         -----------------
Cash contributions paid by Chancellor to Fuelist        $ 271,200               $ 180,800
Cash contributions paid by others to Fuelist               32,400                  24,300
Net loss prior to acquisition by Chancellor
 attributable to non-controlling interest                 (29,006)                (29,006)
Net loss subsequent to acquisition by Chancellor
 attributable to non-controlling interest                (148,347)                (91,045)
Proceeds from Fuelist sales of
 Chancellor stock                                           4,480                      --
                                                        ---------               ---------
     Total non-controlling interest in Fuelist          $ 130,727               $  85,049
                                                        =========               =========

The following is a summary of changes in non-controlling interest in Fuelist during the quarter ended March 31, 2014:

Non-controlling interest in Fuelist at December 31, 2013                        $  85,049
Cash contributions paid by Chancellor to Fuelist                                   90,400
Cash contributions paid by others to Fuelist                                        8,100
Net losses attributable to non-controlling interest in Fuelist                    (57,302)
Proceeds from Fuelist sales of Chancellor stock                                     4,480
                                                                                ---------
Non-controlling interest in Fuelist at March 31, 2014                           $ 130,727
                                                                                =========

All non-controlling interest of Chancellor related to Pimovi is a result of results of operations. Cumulative results of these activities result in:

                                                      March 31, 2014         December 31, 2013
                                                      --------------         -----------------
Cumulative net loss attributable to
 non-controlling interest in Pimovi                     $ (290,662)             $ (274,157)
                                                        ----------              ----------
Total non-controlling interest in Pimovi                $ (290,662)             $ (274,157)
                                                        ==========              ==========

The following is a summary of changes in non-controlling interest in Pimovi during the quarter ended March 31, 2014:

Non-controlling interest in Pimovi at December 31, 2013                         $ (274,157)
Net loss attributable to non-controlling interest in Pimovi                        (16,504)
                                                                                -----------
Non-controlling interest in Pimovi at March 31, 2014                            $ (290,662)
                                                                                ===========

NOTE 9. SUBSEQUENT EVENTS

Events occurring after March 31, 2014 were evaluated through the date the Form 10Q was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

On April 28, 2014, Chancellor received an interest-free loan of approximately $5,000 from a related party company owned by the chairman of the board with no specific repayment terms.

On April 29, 2014, Chancellor issued 250,000 shares of common stock for consulting services valued at $7,500.

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

On August 15, 2013, Chancellor entered into a binding term sheet with The Fuelist, LLC, a California limited liability company ("Fuelist"), and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash, pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist. As consideration for the ownership interest, Chancellor contributed to Fuelist a total of $271,200 in cash payable in 12 monthly installments of $22,600, beginning in August 2013. The contribution was paid in full as of March 31, 2014. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share. The primary business purpose of Fuelist relates largely to developing a data-driven mobile and web technology platform that leverages extensive segment expertise and big data analysis tools to value classic vehicles. These tools enable users to quickly find values, track valuations over time and to identify investment and arbitrage opportunities in this lucrative market.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of May 12, 2014, there were 74,500,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

OIL SEGMENT REVENUES AND PRODUCTION: During the three months ended March 31, 2014, we produced and sold 248 barrels of oil and produced and sold no gas, generating $22,684 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 137 barrels of oil, generating $11,526 in gross revenues for the same period in 2013. The Company recorded other income of $0 during the quarter ended March 31, 2014 compared to $53,377 in the same period during 2013 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. We had 4 wells actually producing oil and none producing gas at March 31, 2014 and had 4 wells actually producing oil and none producing at March 31, 2013.

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

The following table summarizes our production volumes and average sales prices for the periods ended March 31:

                                                  2014               2013
                                                --------           --------
Oil Sales:
  Oil Sales (Bbl)                                   248                137

Average Sales Price:
  Oil, per Bbl                                   $91.49             $84.27

The increase in net sales of oil during the period ended March 31, 2014 (as compared to the period ended March 31, 2013) is primarily attributable to the timing of oil deliveries. The production from the existing wells in operation increased by 111 barrels compared to the same period last year.

TECHNOLOGY SEGMENT REVENUES AND DEVELOPMENT: During the quarters ended March 31, 2014 and 2013, we did not generate any revenues as our operations focused solely on the development of our web-based and mobile application technologies.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $411, or approximately 29% in the three months ended March 31, 2014 compared to the same period in 2013. This increase was primarily attributable to an increase in capitalized well equipment for the oil production segment and capitalized computer equipment for the technology segment.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the three months ended March 31, 2014, our general and administrative expenses decreased $46,609, or approximately 25% compared to same period in 2013. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees decreased approximately $48,000, or approximately 31%, during the three months ending March 31, 2014 compared to the same period in 2013, primarily the result of large investor relations expenses and consultation costs with third parties in the first quarter of 2013 related to the formation of Pimovi. Travel expenses decreased approximately $3,000 compared to same period in 2013, primarily the result of travel expenses related to the Company's investment in Pimovi, Inc. and the hiring of a new investor relations firm during the first quarter 2013. During the first three months of 2014, approximately $40,000 of investment related professional and consulting expenses were incurred by Pimovi, Inc. compared to approximately $151,000 for the same period in 2013. The majority of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. During the first three months of 2014, approximately $110,700 of investment related professional and consulting expenses were incurred by Fuelist compared to $0 in the for the same period in 2013, as Chancellor's interest in Fuelist was not acquired until the third quarter of 2013. The majority of this expense was incurred for the financing of Fuelist's general business purpose related to the initial development of technology and mobile applications fields.

During the three months ended March 31, 2014, we continued with the ongoing production and maintenance of our 4 producing wells in Gray County. As a result of these efforts, our gross revenues from oil production for the three months ended March 31, 2014 were $22,684. The management of the Company has expended a large amount of time and resources in exploring other acquisitions and business opportunities, primarily outside of the oil and gas industry.

During the three months ended March 31, 2014, Pimovi incurred a loss of $42,319, compared to $151,187 for the same period in 2013 mostly related to consulting fees and general and administrative expenses, as it continues to develop its product line. Chancellor recorded a $25,814 loss from Pimovi during first quarter of 2014, representing its 61% share of Pimovi compared to $92,224 for the same period during 2013. During the third quarter of 2013, Chancellor acquired a 51% ownership interest in The Fuelist, LLC. During the quarter ended March 31, 2014, Fuelist incurred a loss of $121,331, mostly related to consulting fees and general and administrative expenses, as it continues to develop its technologies. Chancellor recorded a $61,879 loss from Fuelist for the period ended March 31, 2014 representing its 51% share of Fuelist. Therefore, the Company reported a consolidated net loss of $216,649 during the quarter ended March 31, 2014, compared to a net loss $225,242 reported for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                        March 31, 2014         December 31, 2013
                                        --------------         -----------------
Working Capital                            $ 299,879               $ 465,115
Current Assets                               422,852                 657,854
Current Liabilities                          122,973                 192,739
Stockholders' Equity                         764,321                 924,846

Our working capital at March 31, 2014 decreased by $165,236 or approximately 36% from December 31, 2013, primarily from the loss from operations during first quarter 2014 related to Pimovi and Fuelist which consists mostly of third party consulting expenses as our technology segment continues to develop its technologies. Current assets decreased by $235,002 or approximately 36%, while current liabilities decreased $69,766 or approximately 36%, primarily as a result of the timing of cash disbursements related to Pimovi and Fuelist operating expenses and Chancellor's fulfillment of its capital contributions to Fuelist during the quarter ended March 31, 2014.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of March 31, 2014, the Company had $362,701 of unrestricted cash on hand. Our capital expenditures related to our oil and gas operations for fiscal year 2014, estimated to be approximately $15,000 to $20,000, consist of repair and maintenance of our four producing oil wells and one water disposal well. Chancellor has fulfilled its contractual obligations to provide funding for Fuelist but expects from time to time to provide additional support for Pimovi until such time as Pimovi receives sufficient operating revenue from its business. This additional support is not expected to exceed $20,000 - $25,000 a month. Based on current cash availability Chancellor should be able to provide this for the next 3 - 5 months. Thereafter it would need to obtain third party financing. There is no assurance that would be available on favourable terms or at all. It is anticipated that Fuelist will require significant additional capital to further develop its business. Fuelist plans to fund this development from subscriptions and royalties from its website which went live on March 22, 2014 and from other planned developments such as a related phone app. If such revenue is not sufficient to fund business operations and development Fuelist would need third party financing and there is no assurance that would be available on favourable terms or at all.

CASH FLOW: Net cash used during the three months ended March 31, 2014 was $227,200 compared to net cash used of $140,372 during same period in 2013. The most significant factor causing the increase in net cash used during the three months ended March 31, 2014 relates to the decrease in liabilities related to the timing of cash disbursements.

Cash used for operations increased by $92,847, or approximately 66% during the first quarter in 2014, compared to the same period in 2013, primarily resulting from the loss from operations attributable to both Pimovi and Fuelist of approximately $163,650. These operating losses were mostly related to consulting fees and general and administrative expenses, as Pimovi and Fuelist continue to develop their technologies.

Cash used for investing activities is $2,081 during the three months ended March 31, 2014 compared to cash used for investment activities of $0 for the same period during 2013, attributable to computer equipment purchased by Fuelist and well costs capitalized by Chancellor.

Cash provided by financing activities increased $8,100, or approximately 100% during the three months ended March 31, 2014 compared to the same period in 2013 solely related to the cash contributions received by Fuelist from its other equity members.

EQUITY FINANCING: As of March 31, 2014, our stockholders have contributed $3,914,563 in total equity financing to date. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a 12 month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $9,500 in consulting fees related to this agreement for the quarter ending March 31, 2014.

On May 1, 2013, Fuelist entered into a lease agreement with a related party limited liability company for its main office, located in Berkeley, California. The lease term is for one year beginning on May 1, 2013 and ending May 1, 2014. The Company is obligated to pay a minimum amount of rent of $6,000 per year in equal monthly installments of $500 payable on the 1st of each month. The Company subsequently entered into a sublease agreement with another related party entity in which it was not legally relieved of its primary obligation for the lease agreement. The Company recognized $5,460 in sub-lease rent revenue in other income and $8,100 in rent expense in other operating expenses, related to these agreements during the quarter ended March 31, 2014.

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

We consider the following accounting policies important in understanding our operating results and financial condition:

GOING CONCERN

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had continued net operating losses with net losses attributable to Chancellor Group, Inc. shareholders of $214,512 and $225,242 for the three months ended March 31, 2014 and 2013, respectively, and retained earnings deficits of $2,988,171 and $2,773,659 as of March 31, 2014 and December 31, 2013, respectively. The Company's continued operations are dependent on the successful implementation of its business plan and its ability to obtain additional financing as needed. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INTANGIBLE ASSET VALUATION

Assessing the valuation of intangible assets is subjective in nature and involves significant estimates and assumptions as well as management's judgment. We periodically perform impairment tests on our long-lived assets, including our intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are testing for impairment by first comparing the estimated future undiscounted cash flows from a particular asset or asset group to the carrying value. If the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized. If the expected undiscounted cash flows are less than the carrying value, then an impairment charge is recorded for the difference between the carrying value and the expected discounted cash flows. The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. As of March 31, 2014, we do not believe any of our long-lived assets are impaired.

GOODWILL

Our goodwill represents the excess of the purchase price paid for The Fuelist, LLC over the fair value of the identifiable net assets and liabilities acquired. Goodwill is not amortized but is tested annually for impairment, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment by comparing the carrying amount of the asset to its fair value, which is estimated through the use of a discounted cash flows model. If the carrying amount exceeds fair value, an impairment loss is recognized for the difference. As of March 31, 2014, we determined there was no impairment of our goodwill.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of March 31, 2014, a deferred tax liability of $3,616 has been recognized but partially offset by a valuation allowance of approximately $438,000 due to federal NOL carry-back and carry-forward limitations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Small Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As supervised by our Board of Directors and our principal executive and principal financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Report on Internal Control over Financial Reporting. Based on the evaluation of our controls and procedures (as defined in Rule 13a-15(e) under the 1934 Securities Exchange Act, as amended (the "Exchange Act")) required by paragraph (b) of Rule 13a-15, our principal executive and financial officer has concluded that our disclosure controls and procedures as of March 31, 2014, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (x) accumulated and communicated to management, including our principal executive and financial officer, as appropriate to show timely decisions regarding required disclosure and (y) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                          Principal      Total Offering Price/
  Date                    Title and Amount(1)             Purchaser      Underwriter     Underwriting Discounts
  ----                    -------------------             ---------      -----------     ----------------------
February 25, 2014    340,000 shares of common stock        Advisor           NA                 $0.055/NA
February 25, 2014    150,000 shares of common stock        Advisor           NA                 $0.055/NA
May 1, 2014          250,000 shares of common stock        Advisor           NA                 $0.030/NA

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

ITEM 6. EXHIBITS

10.1     Term Sheet for Investment in Pimovi, Inc. (incorporated by reference to
         Exhibit 10.2 to the Annual Report on Form 10-K filed by the Company on March 25, 2013 with the Securities and Exchange Commission).

10.2 Binding Term Sheet for Investment in The Fuelist, LLC, dated August 15, 2013 (incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2013).

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

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2014.

                                       CHANCELLOR GROUP, INC.


                                       By: /s/ Maxwell Grant
                                           -------------------------------------
                                           Maxwell Grant
                                           Chief Executive Officer and
                                           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 12, 2014.


By: /s/ Maxwell Grant
   --------------------------------------
   Maxwell Grant, Chief Executive Officer

                                  EXHIBIT INDEX

10.1     Term Sheet for Investment in Pimovi, Inc. (incorporated by reference to
         Exhibit 10.2 to the Annual Report on Form 10-K filed by the Company on March 25, 2013 with the Securities and Exchange Commission).

10.2 Binding Term Sheet for Investment in The Fuelist, LLC, dated August 15, 2013 (incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2013).

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