Form 10-Q
period 2014-06-30
CHANCELLOR GROUP INC.
filed 2014-08-13
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended: June 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of August 13, 2014: 74,600,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                                  3

        Condensed and Consolidated Balance Sheets, as of June 30, 2014
        (unaudited) and as of December 31, 2013                                4

        Condensed and Consolidated Statements of Operations, for the
        Three and Six Months Ended June 30, 2014 and 2013 (unaudited)          5

        Condensed and Consolidated Statements of Cash Flows, for the
        Six Months Ended June 30, 2014 and 2013 (unaudited)                    6

        Notes to Unaudited Condensed and Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk            24

Item 4. Controls and Procedures                                               24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           25

Item 6.  Exhibits                                                             25

SIGNATURES                                                                    26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Certain   information  and  footnote   disclosures   required  under  accounting
principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed and consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months and six ended June 30, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                             CHANCELLOR GROUP, INC.
                    Condensed and Consolidated Balance Sheets

                                                                             June 30, 2014        December 31, 2013
                                                                             -------------        -----------------
                                                                              (Unaudited)
ASSETS

Current Assets:
  Cash                                                                       $    201,808           $    589,901
  Restricted Cash                                                                  25,000                 25,000
  Accounts Receivable                                                              12,326                 12,326
  Income Tax Receivable                                                             7,757                 12,558
  Prepaid Expenses                                                                 16,773                 18,069
  Assets Held for Sale                                                             30,200                 27,987
                                                                             ------------           ------------
Total Current Assets                                                              293,864                685,841
                                                                             ------------           ------------
Property and Equipment:
  Furniture, Fixtures, & Office Equipment                                           5,655                  4,454
  Accumulated Depreciation                                                           (715)                  (159)
                                                                             ------------           ------------
Total Property and Equipment, net                                                   4,940                  4,295
                                                                             ------------           ------------
Other Assets:
  Goodwill                                                                        427,200                427,200
  Deposits                                                                            250                    250
                                                                             ------------           ------------
Total Other Assets                                                                427,450                427,450
                                                                             ------------           ------------

Total Assets                                                                 $    726,254           $  1,117,586
                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                           $    129,280           $     99,866
  Contributions Payable                                                                --                 90,400
  Accrued Expenses                                                                  3,268                  2,473
  Notes Payable Related Party, net of unamortized discount                         15,009                     --
                                                                             ------------           ------------
Total Current Liabilities                                                         147,557                192,739
                                                                             ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
   250,000 shares authorized, none outstanding                                         --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
   74,600,030 and 73,760,030 shares issued and outstanding, respectively           74,600                 73,760
  Paid-in Capital                                                               3,849,463              3,813,853
  Retained Earnings (Deficit)                                                  (3,186,206)            (2,773,659)
                                                                             ------------           ------------
Total Chancellor, Inc. Stockholders' Equity                                       737,857              1,113,954
  Non-controlling Minority Interest in Pimovi, Inc.                              (301,860)              (274,157)
  Non-controlling Minority Interest in The Fuelist, LLC                           142,700                 85,049
                                                                             ------------           ------------
Total Stockholders' Equity                                                        578,697                924,846
                                                                             ------------           ------------
Total Liabilities and Stockholders' Equity                                   $    726,254           $  1,117,586
                                                                             ============           ============


     See Notes to Unaudited Condensed and Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
               Condensed and Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2014 and 2013
                                   (Unaudited)

                                                           Three months ended                     Six months ended
                                                                June 30,                              June 30,
                                                     ------------------------------       ------------------------------
                                                         2014              2013               2014              2013
                                                     ------------      ------------       ------------      ------------
Revenues:
  Oil, net of royalties paid                         $         --      $         --       $         --      $         --
  Technology Segment Revenues                                  --                --                 --                --
  Other Operating Income                                       --                --                 --                --
                                                     ------------      ------------       ------------      ------------
Gross Revenue                                                  --                --                 --                --
                                                     ------------      ------------       ------------      ------------
Operating Expenses:
  Other Operating Expenses                                 10,362                --             21,701                --
  Technology Segment Professional and
   Consulting Expenses                                     92,785           183,054            245,325           334,241
  Administrative Expenses                                 111,629            75,289            254,739           265,009
  Depreciation and Amortization                               278                --                556                --
                                                     ------------      ------------       ------------      ------------
Total Operating Expenses                                  215,054           258,343            522,321           599,250
                                                     ------------      ------------       ------------      ------------
(Loss) From Operations                                   (215,054)         (258,343)          (522,321)         (599,250)
                                                     ------------      ------------       ------------      ------------
Other Income (Expense):
  Interest Income                                              30               400                110               915
  Other Income                                              2,700                --              8,260                --
  Foreign Transactions Gain (Loss)                           (914)               --               (914)               --
                                                     ------------      ------------       ------------      ------------
Total Other Income (Expense)                                1,816               400              7,456               915
                                                     ------------      ------------       ------------      ------------
Financing Charges:
  Interest Expense                                             95                --                 95                --
  Bank Fees                                                   538               371                976             1,010
                                                     ------------      ------------       ------------      ------------
Total Financing Charges                                       633               371              1,071             1,010
                                                     ------------      ------------       ------------      ------------
(Loss) Before Provision for Income Taxes                 (213,871)         (258,314)          (515,936)         (599,345)

Provision for Income Taxes (Benefit)                           --                --                 --                --
                                                     ------------      ------------       ------------      ------------

Net (Loss) of Chancellor, Inc.                           (213,871)         (258,314)          (515,936)         (599,345)

Net Loss attributable to non-controlling interest
 in Pimovi, Inc.                                           11,199            71,391             27,703           130,354
Net Loss attributable to non-controlling interest
 in The Fuelist, LLC                                       13,364                --             70,666                --
                                                     ------------      ------------       ------------      ------------
Net (Loss) from continuing operations                $   (189,307)     $   (186,923)      $   (417,566)     $   (468,991)
                                                     ------------      ------------       ------------      ------------
Net Income (Loss) from discontinued operations       $     (6,591)     $       (924)      $      5,018      $     55,902
                                                     ------------      ------------       ------------      ------------
Net (Loss) attributable to Chancellor
 Group, Inc. Shareholders                            $   (195,898)     $   (187,847)      $   (412,548)     $   (413,089)
                                                     ============      ============       ============      ============
Net (Loss) per Share
  (Basic and Fully Diluted)                          $         (*)     $         (*)      $         (*)     $         (*)
                                                     ============      ============       ============      ============
Weighted Average Number of Common Shares
 Outstanding                                           74,394,396        71,560,030         74,194,197        70,902,571
                                                     ============      ============       ============      ============

----------
* Less than $0.01 per share

     See Notes to Unaudited Condensed and Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
               Condensed and Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2014 and 2013
                                   (Unaudited)

                                                                            June 30, 2014          June 30, 2013
                                                                            -------------          -------------
Cash Flows from Operating Activities:
  Net (Loss) From Continuing Operations                                     $   (417,567)          $   (468,991)
  Adjustments to Reconcile Net (Loss) to Net
   Cash (Used in) Operating Activities:
     (Loss) from Non-controlling Interest in Pimovi, Inc.                        (27,703)              (130,354)
     (Loss) from Non-controlling Interest in The Fuelist, LLC                    (70,666)                    --
     Income (Loss) from Discontinued Operations                                    5,018                 55,902
     Depreciation and Amortization                                                   556                     --
     Stock Compensation Expense                                                   36,450                100,000
     Foreign Transactions (Gain) Loss                                                914                     --
     Amortization of Note Payable Discount                                            95                     --
     Decrease (Increase) in Operating Assets                                       6,097                (70,367)
     Increase in Operating Liabilities                                            30,210                 14,301
                                                                            ------------           ------------
Net Cash (Used in) Operating Activities - Continuing Ops                        (436,596)              (499,509)
Net Cash (Used in) Provided by Operating Activities - Discontinued Ops            (2,213)                 2,879
                                                                            ------------           ------------
Net Cash (Used in) Operating Activities                                         (438,809)              (496,630)
                                                                            ------------           ------------
Cash Flows From Investing Activities:
  Proceeds from Sale of Securities                                                29,817                     --
  Purchase of Property and Equipment                                              (1,201)                    --
                                                                            ------------           ------------
Net Cash Provided by Investing Activities - Continuing Ops                        28,616                     --
Net Cash (Used in) Investing Activities - Discontinued Ops                            --                     --
                                                                            ------------           ------------
Net Cash Provided by Investing Activities                                         28,616                     --
                                                                            ------------           ------------
Cash Flows From Financing Activities:
  Note Payable Advances                                                           14,000                     --
  Capital Contributions Received from Other Member                                 8,100                     --
                                                                            ------------           ------------
Net Cash Provided by Financing Activities - Continuing Ops                        22,100                     --
Net Cash Provided by Financing Activities - Discontinued Ops                          --                     --
                                                                            ------------           ------------
Net Cash Provided by Financing Activities                                         22,100                     --
                                                                            ------------           ------------

Net (Decrease) in Cash                                                          (388,093)              (496,630)

Cash and restricted cash at the Beginning of the Period                          614,901              1,725,508
                                                                            ------------           ------------

Cash and restricted cash at the End of the Period                           $    226,808           $  1,228,878
                                                                            ============           ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                             $         --           $         --
                                                                            ============           ============
  Income Taxes Paid                                                         $         --           $         --
                                                                            ============           ============

     See Notes to Unaudited Condensed and Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
       Notes to Unaudited Condensed and Consolidated Financial Statements
                                  June 30, 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Chancellor Group, Inc. (the "Company", "our", "we", "Chancellor" or the "Company") was incorporated in the state of Utah on May 2, 1986, and then, on December 30, 1993, dissolved as a Utah corporation and reincorporated as a Nevada corporation. On March 26, 1996, the Company's corporate name was changed from Nighthawk Capital, Inc. to Chancellor Group, Inc. During early 2012, the Company's corporate office was moved from Pampa to Amarillo, Texas. Throughout most of the Company's history, our primary business purpose has been to explore for, develop and produce oil and gas. Effective as of July 1, 2014, we sold substantially all of our oil and gas assets. Although the Company expects to continue to explore strategic opportunities in the oil and gas business, our primary focus going forward will be to manage and develop the operations of our subsidiaries, Pimovi, Inc. ("Pimovi") and The Fuelist, LLC ("Fuelist").

Pimovi was incorporated in Delaware on November 16, 2012, and subsequently reincorporated in Nevada. Chancellor owns 61% of the equity in Pimovi in the form of Series A Preferred Stock, and therefore maintains significant financial control over Pimovi. As a result, Pimovi's financial statements have been consolidated with Chancellor's consolidated financial statements since the fourth quarter of 2012.

On August 15, 2013, Chancellor Group, Inc. entered into a binding term sheet with Fuelist and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash (together, the "Founders"), pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist. As consideration for the ownership interest, Chancellor contributed to Fuelist a total of $271,200 in cash. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share. As of June 30, 2014, Fuelist had not commenced principal operations and had no sales or operating revenues through June 30, 2014, therefore Fuelist is considered a "development-stage enterprise". The primary purpose of Fuelist is the development of a data-driven mobile and web technology platform that leverages extensive segment expertise and big data analysis tools to value classic vehicles. These tools are expected to enable users to quickly find values, track valuations over time, and to identify investment and arbitrage opportunities in this lucrative market.

GOING CONCERN

These condensed and consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had continued net operating losses with net losses attributable to Chancellor Group, Inc. shareholders of $412,548 and $413,089 for the six months ended June 30, 2014 and 2013, respectively, and retained earnings deficits of $3,186,206 and $2,773,659 as of June 30, 2014 and December 31, 2013, respectively. The Company's continued operations are dependent on the successful implementation of its business plan and its ability to obtain additional financing as needed. The accompanying condensed and consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

OPERATIONS

During the three months ended June 30, 2014, the Company and its wholly-owned subsidiary, Gryphon Production Company, LLC , owned 5 wells in Gray County, Texas, of which 1 is a water disposal well and 4 are oil wells. As of June 30, 2014, 4 oil wells were actively producing.

We produced a total of 0 and 248 barrels of oil in the three and six months ended June 30, 2014, respectively, and a total of 139 and 530 barrels of oil in the three and six months ended June 30, 2013, respectively. The oil is light sweet crude. Effective July 1, 2014, we sold all of our oil wells to S & W Oil & Gas, LLC.

Both Pimovi and Fuelist were development stage enterprises as of June 30, 2014, with no significant operations other than the ongoing development of their respective technologies as described above.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The condensed and consolidated financial statements of Chancellor Group, Inc. have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these condensed and consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements. These condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Chancellor Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

These accompanying condensed and consolidated financial statements include the accounts of Chancellor and its wholly-owned subsidiaries: Gryphon Production Company, LLC, and Gryphon Field Services, LLC. These entities are collectively hereinafter referred to as "the Company". The accompanying condensed and consolidated financial statements include the accounts of Chancellor's majority-owned subsidiary, Pimovi, Inc., with which Chancellor owns 61% of the equity of Pimovi and maintains significant financial control. Beginning in the third quarter 2013, the accompanying consolidated financial statements also include The Fuelist, LLC, which Chancellor acquired 51% of the equity of Fuelist and maintains significant financial control. All material intercompany accounts and transactions have been eliminated in the condensed and consolidated financial statements.

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

PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

For our oil segment, the Company's major customers during the six months ended June 30, 2014, to which substantially all oil production was sold, were Plains Marketing and XTO Energy. Given the number of readily available purchasers for our products, it is unlikely that the loss of a single customer in the areas in which we sell our products would materially affect our sales. The Company sold substantially all of its oil and gas assets effective July 1, 2014. We expect to continue to explore strategic opportunities in the oil and gas business in the future. For our technology segment, the Company plans to continue developing its web-based and mobile technology platforms for its two majority-owned subsidiaries, Pimovi, Inc. and Fuelist, LLC.

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

RESTRICTED CASH

Included in restricted cash at June 30, 2014 and December 31, 2013 are deposits totaling $25,000, in the form of a bond issued to the Railroad Commission of Texas as required for the Company's oil and gas activities which is renewed annually.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Based on review of accounts receivable by management at period end, including credit quality and subsequent collections from customers, an allowance for doubtful accounts was not considered necessary or recorded at June 30, 2014 or December 31, 2013.

PREPAID EXPENSES

Certain expenses, primarily consulting fees and insurance, have been prepaid and will be used within one year.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets of the acquisition. Goodwill is not amortized but is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of the impairment, if any. The Company performs the annual impairment test during the last quarter of each year. As of June 30, 2014, we determined there was no impairment of our goodwill.

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

LONG-LIVED ASSETS

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges, under the guidance Topic 360 "PROPERTY, PLANT AND EQUIPMENT" in the Accounting Standards Codification (the "ASC"). The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment. As of June 30, 2014 we do not believe any of our long-lived assets are impaired.

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

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We have recorded a valuation allowance as of June 30, 2014.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the June 30, 2014 consolidated financial statements related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

DISCONTINUED OPERATIONS

The Company complies with guidance related to when the results of operations of a component of an entity that either has been disposed of or is classified as held for sale should be reported as a discontinued operations as provided by
(ASC) Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity may be a reportable segment or an operating segment, a reporting unit, a subsidiary, or an asset group. To qualify for presentation as a discontinued operation, both conditions must be met, including (1) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and (2) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

SUBSEQUENT EVENTS

Events occurring after June 30, 2014 were evaluated through the date this quarterly report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014,  FASB issued ASU No.  2014-10,  DEVELOPMENT  STAGE ENTITIES (TOPIC
915): ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS, INCLUDING AN AMENDMENT TO VARIABLE INTEREST ENTITIES GUIDANCE IN TOPIC 810, CONSOLIDATION. The presentation and disclosure requirements in Topic 915 will no longer be required effective for annual periods beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. The new guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities, such as startup companies, without compromising the availability of relevant information. The new guidance removes the requirement to present the additional inception-to-date information.

In  July  2013,  FASB  issued  ASU  No.  2013-11,   INCOME  TAXES  (TOPIC  740):
PRESENTATION OF AN UNRECOGNIZED TAX BENEFIT WHEN A NET OPERATING LOSS CARRYFORWARD, A SIMILAR TAX LOSS, OR A TAX CREDIT CARRYFORWARD EXISTS. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This accounting pronouncement did not have any material effect on our condensed and consolidated financial statements.

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

At June 30, 2014, the Company had a federal net operating loss carry-forward of approximately $3,008,000 compared to $2,639,000 at December 31, 2013. A deferred tax asset of $601,627 at June 30, 2014 and $527,915 at December 31, 2013 has been partially offset by a valuation allowance of approximately $598,257 and $524,414 at June 30, 2014 and December 31, 2013, respectively, due to federal net operating loss carry-back and carry-forward limitations.

The Company also had approximately $3,370 and $3,501 in deferred income tax liability at June 30, 2014 and December 31, 2013, respectively, attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 74,600,030 and 73,760,030 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

STOCK BASED COMPENSATION

For the three and six months ended June 30, 2014, the Company issued 350,000 and 840,000 shares of common stock, respectively and recognized $7,500 and $36,450 respectively in consulting fees expense, which is recorded in general and administrative expenses.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options under FASB ASC Topic 505 "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES", whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the three and six months ended June 30, 2014, no options were issued, exercised or cancelled.

The Company currently has outstanding warrants expiring December 31, 2014 to purchase an aggregate of 6,000,000 shares of common stock; these warrants consist of warrants to purchase 2,000,000 shares at an exercise price of $.025 per share, and warrants to purchase 4,000,000 shares at an exercise price of $0.02 per share. These warrants were extended in May 2014 to December 31, 2017 to purchase 5,000,000 shares at an exercise price of $.020 per share, and warrants to purchase 1,000,000 shares at an exercise price of $.025 per share. In July 2009, the Company issued additional warrants expiring June 30, 2014 to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.125 per share. From June 2010 thru April 2011, the Company issued additional warrants expiring June 30, 2015 to purchase an aggregate of 420,000 shares of common stock at an exercise price of $0.125 per share.

On June 30, 2014, the Company had the following outstanding warrants:

                                                     Exercise        Weighted
                                  Remaining         Price times      Average
Exercise        Number of      Contractual Life      Number of       Exercise
 Price           Shares           (in years)          Shares          Price
 -----           ------           ----------          ------          -----
$0.125           420,000             1.00            $ 52,500
$0.025         1,000,000             3.50            $ 25,000
$0.020         5,000,000             3.50            $100,000
               ---------                             --------
               6,420,000                             $177,500         $0.028
               =========                             ========

                                                     Weighted
                                                     Average       Remaining
                                     Number of       Exercise   Contractual Life
Warrants                              Shares          Price        (in years)
--------                              ------          -----        ----------
Outstanding at December 31, 2013     6,920,000        $0.035
                                     ---------        ------
Issued                                      --            --
Exercised                                   --            --
Expired/Cancelled                           --            --
                                     ---------        ------
Outstanding at June 30, 2014         6,420,000        $0.028          2.67
                                     ---------        ------          ----
Exercisable at June 30, 2014         6,420,000        $0.028          2.67
                                     =========        ======          ====

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                    Balance                            Balance
                                  December 31,                         June 30
                                     2013       Additions  Deletions     2014
                                   --------     ---------  ---------   --------
Equipment                          $ 4,454       $ 1,201    $    --    $ 5,655
                                   -------       ------     -------    -------
      Total Cost                   $ 4,454       $ 1,201    $    --    $ 5,655
                                   =======       ======     =======    =======
Less: Accumulated Depreciation     $   159       $  556     $    --    $   715
                                   -------       ------     -------    -------
      Total Property and
       Equipment, net              $ 4,295       $  645     $    --    $ 4,940
                                   =======       ======     =======    =======

NOTE 5. CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a twelve month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. The agreement was not renewed. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $0 and $9,500 in consulting fees for the three and six months ended June 30, 2014 related to this agreement, respectively compared to $19,000 and $28,500 in consulting fees for the three and six months for the same period during 2013, respectively.

On May 1, 2013, Fuelist entered into a lease agreement with a related party limited liability company for its main office, located in Berkeley, California. The lease term was for one year beginning on May 1, 2013 and ending May 1, 2014. The agreement was subsequently renewed through October 31, 2015. The Company is obligated to pay a minimum amount of rent of $32,400 per year in equal monthly installments of $2,700 payable on the 1st of each month. The Company subsequently entered into a sub-lease agreement with another related party entity in which it was not legally relieved of its primary obligation for the lease agreement. The Company recognized $2,700 and $8,160 in sub-lease rent revenue in other income and $8,100 and $16,200 in rent expense in other operating expenses, related to these agreements during the three and six months ended June 30, 2014, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board. The Company paid $27,000 and $54,000 for those services during the three and six months ended June 30, 2014, respectively. The Company paid $27,000 and $54,000 for those services during the three and six months ended June 30, 2013, respectively. The Company has paid directors fees to a company owned by the chairman of the board in the amount of $7,500 and $15,000 during the three and six months ended June 30, 2014, respectively, compared to $7,500 and $15,000 for the same period during 2013, respectively. The Company also paid one other director in the amount of $7,500 and $15,000 during the three and six months ended June 30, 2014, respectively and $7,500 and $15,000 during the three and six months ended June 30, 2013, respectively.

On April 28, 2014, Chancellor received an interest-free loan of $5,000 from a related party company owned by the chairman of the board with no specific repayment terms. On May 23, 2014, Chancellor received a second interest-free loan of $9,000 from the same related party company owned by the chairman of the board. Interest on the loans is imputed at 5.25% for a one year term.

NOTE 7. NON-CONTROLLING INTERESTS

All non-controlling interest of Chancellor related to Fuelist is a result of Chancellor's initial investment, the investment of other members in Fuelist, and results of operations. Cumulative results of these activities result in:

                                                     June 30,       December 31,
                                                       2014            2013
                                                    ----------      ----------
Cash contributions paid by Chancellor to Fuelist    $  271,200      $  180,800
Cash contributions paid by others to Fuelist            32,400          24,300
Net loss prior to acquisition by Chancellor
 attributable to non-controlling interest              (29,006)        (29,006)
Net loss subsequent to acquisition by Chancellor
 attributable to non-controlling interest             (161,711)        (91,045)
Proceeds from Fuelist sales of
 Chancellor stock                                       29,817              --
                                                    ----------      ----------
     Total non-controlling interest in Fuelist      $  142,700      $   85,049
                                                    ==========      ==========

The following is a summary of changes in non-controlling interest in Fuelist during the six months ended June 30, 2014:

Non-controlling interest in Fuelist at December 31, 2013            $   85,049
Cash contributions paid by Chancellor to Fuelist                        90,400
Cash contributions paid by others to Fuelist                             8,100
Net losses attributable to non-controlling interest in Fuelist        (70,666)
Proceeds from Fuelist sales of Chancellor stock                         29,817
                                                                    ----------
Non-controlling interest in Fuelist at June 30, 2014                $  142,700
                                                                    ==========

All non-controlling interest of Chancellor related to Pimovi is a result of results of operations. Cumulative results of these activities result in:

                                                     June 30,       December 31,
                                                       2014            2013
                                                    ----------      ----------
Cumulative net loss attributable to
 non-controlling interest in Pimovi                 $(301,860)      $(274,157)
                                                    ----------      ----------
Total non-controlling interest in Pimovi            $(301,860)      $(274,157)
                                                    ==========      ==========

The following is a summary of changes in non-controlling interest in Pimovi during the six months ended June 30, 2014:

Non-controlling interest in Pimovi at December 31, 2013             $(274,157)
Net loss attributable to non-controlling interest in Pimovi           (27,703)
                                                                    ---------
Non-controlling interest in Pimovi at June 30, 2014                 $(301,860)
                                                                    =========

NOTE 8. FOREIGN CURRENCY TRANSACTIONS

On April 28, 2014, Chancellor received an interest-free loan of $5,000 from a related party company owned by the chairman of the board with no specific repayment terms. On May 23, 2014, Chancellor received a second interest-free loan of $9,000 from the same related party company owned by the chairman of the board with no specific repayment terms. These loans are fixed in terms of Australian dollars and therefore resulted in foreign transaction losses of $309 and $605, respectively, for the six months ended June 30, 2014, due to the change in exchange rates from the time of the loans and the balance sheet date of June 30, 2014. Such gains and losses are recorded in other income in the period incurred.

NOTE 9. NOTES PAYABLE RELATED PARTY

The Company issued an unsecured note payable with a face amount of $5,000 from a related party company owned by the chairman of the board as discussed in Note 6. The balance of the note payable is non-interest bearing with no specific repayment terms. As a result the note payable has been recorded net of unamortized discount of $267 imputed at the rate of 5.25% and assuming a term of one year. At June 30, 2014, the total unpaid balance of this note payable, net of the unamortized discount of $223, is $5,045.

The Company issued an unsecured note payable with a face amount of $9,000 from a related party company owned by the chairman of the board as discussed in Note 6. The balance of the note payable is non-interest bearing with no specific repayment terms. As a result the note payable has been recorded net of unamortized discount of $482 imputed at the rate of 5.25% and assuming a term of one year. At June 30, 2014, the total unpaid balance of this note payable, net of the unamortized discount of $433, is $9,049.

NOTE 10. DISCONTINUED OPERATIONS

On July 1, 2014, Chancellor sold its remaining oil and gas leases located in Gray County, Texas, owned by its subsidiary Gryphon Production Company, LLC. In accordance with (ASC) Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, at June 30, 2014 all of the related assets (primarily leasehold costs) and liabilities to Chancellor's oil and gas segment were classified as held for sale, and presented separately in current assets and liabilities in the condensed and consolidated balance sheets. Assets held for sale consisted of $62,940 in capitalized leasehold costs and $32,740 of related accumulated depreciation at June 30, 2014 and $57,580 in capitalized leasehold costs and $29,593 of related accumulated depreciation at December 31, 2013. In addition, the net income (losses) related to Chancellor's oil and gas segment were reported in discontinued operations in the condensed and consolidated statements of income. Total revenues for Chancellor's oil and gas segment were approximately $-0- and $18,000 for the three months ended June 30, 2014 and 2013, respectively, and were approximately $23,000 and $83,000 for the six months ended June 30, 2014 and 2013, respectively. Chancellor had no other operating income related to its oil and gas segment for the three and six months ended June 30, 2014 compared to $0 and $53,337 for the three and six months ended June 30, 2013, respectively. Expenses related to the Company's oil and gas segment were $6,591 and $17,666 for the three and six months ended June 30, 2014, respectively, compared to $19,219 and $27,256 for the same periods in 2013, respectively. Net cash used for operating activities related to discontinued operations was $2,213 for the six months ended June 30, 2014 compared to net cash provided by operating activities related to discontinued operations of $2,879 for the same period in 2013.

NOTE 11. SUBSEQUENT EVENTS

Events occurring after June 30, 2014 were evaluated through the date the Form 10Q was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

Effective as of July 1, 2014, our wholly-owned subsidiary, Gryphon Production Company, LLC ("Gryphon"), entered into an Assignment and Bill of Sale (the
"Assignment") with S & W Oil & Gas, LLC ("S&W"), pursuant to which Gryphon agreed to sell to S&W all of Gryphon's interest in certain oil and gas leases covering lands in Gray County, Texas, and all of Gryphon's property located on those lands, including four oil wells and one water disposal well (collectively, the "Assets"), for $95,000 in cash. After deducting agent's commissions, the net proceeds to Gryphon were $88,350. The sale of the Assets represents the sale of substantially all of the Company's oil and gas assets.

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

BACKGROUND

In April 2007 we commenced operations with what were 84 producing wells in Gray and Carson counties, Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP ("Legacy") for the sale of our oil and gas wells in Carson County, Texas, representing for approximately 84% of our oil and gas production at that time. In 2010, the Company acquired three additional properties in Hutchinson County including approximately 16 wells. In 2011, the Company continued our operational and restoration programs and the production capacity from our 67 actively producing wells in Gray and Hutchinson counties. On October 18, 2011, pursuant to the terms of the Purchase and Sale Agreement, LCB Resources purchased all of Gryphon's rights, titles and interests in certain leases, wells, equipment, contracts, data and other designated property, which sale to LCB constituted approximately 82% of the Company's consolidated total assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended. Under the terms of the Purchase and Sale Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.
The proceeds from the asset sale to LCB are being used to provide working capital to Chancellor and for future corporate purposes, including but not limited to possible acquisitions, including new business ventures outside of the oil and gas industry, such as with Pimovi, Inc. commencing during the fourth quarter of 2012 and The Fuelist, LLC commencing during the third quarter 2013. Since the sale of substantially all of the assets of Gryphon to LCB, the Company has continued to maintain a total of four (4) producing wells and one (1) water disposal well. Gryphon also retains an operator's license with the Texas Railroad Commission and continued to operate the Hood Leases itself until July 1, 2014. Effective as of July 1, 2014, Gryphon sold its interest in the Hood Lease and all of its remaining Wells to S&W for a purchase price of $95,000 in cash. After deducting agent's commissions, the net proceeds to Gryphon were $88,350. Following this sale of substantially all of the Company's remaining oil and gas assets, our primary focus will be on developing the operations of our subsidiaries, Pimovi and Fuelist, although we expect to continue to explore strategic opportunities in the oil and gas business.

On November 16, 2012, a certificate of incorporation was filed with the state of Delaware for the formation of Pimovi, a new majority-owned subsidiary of Chancellor, the separate company financial statements of which are consolidated with Chancellor's consolidated financial statements beginning for the fourth quarter of 2012. Subsequently on January 11, 2013 the final binding term sheet was signed by Chancellor summarizing the principal terms, conditions and formal establishment of Pimovi by its two "Co-Founders", Chancellor and Kasian Franks. Under the agreement, Chancellor agreed to provide the initial funding of $250,000 over a period of up to eight months, in consideration of the receipt of 61% of the equity of Pimovi in the form of Series A Preferred Stock. Kasian Franks, whom is also the Chief Scientific Officer of Pimovi, agreed to contribute certain intellectual property related to its business in consideration for receipt of the remaining equity in Pimovi in the form of common stock. The primary business purpose of Pimovi relates largely to technology and mobile application fields, including development of proprietary consumer algorithms, creating user photographic and other activity records, First Person Video Feeds and other such activities related to mobile and computer gaming. In March 2013, Pimovi was reincorporated in Nevada.

On August 15, 2013, Chancellor entered into a binding term sheet with Fuelist and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash, pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist. As consideration for the ownership interest, Chancellor contributed to Fuelist a total of $271,200 in cash payable in 12 monthly installments of $22,600, beginning in August 2013. The contribution was paid in full as of June 30, 2014. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share. The primary business purpose of Fuelist relates largely to developing a data-driven mobile and web technology platform that leverages extensive segment expertise and big data analysis tools to value classic vehicles. These tools enable users to quickly find values, track valuations over time and to identify investment and arbitrage opportunities in this lucrative market.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of August 13, 2014, there were 74,600,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

OIL SEGMENT REVENUES AND PRODUCTION: During the three months ended June 30, 2014, we produced and sold no barrels of oil and produced and sold no gas due to the timing of oil deliveries, generating $0 in gross revenues net of royalties paid as compared with 208 barrels of oil, generating $18,295 in gross revenues for the same period in 2013. We had 4 wells actually producing oil and none producing gas at June 30, 2014 and had 4 wells actually producing oil and none producing at June 30, 2013.

During the quarter ended June 30, 2014,  the Company  maintained a total of four
(4) producing wells and one (1) water disposal well. Effective July 1, 2014, we sold all of our oil wells to S & W Oil & Gas, LLC. The proceeds from the asset sale will be used to provide working capital and for future corporate purposes including, but not limited to, exploring strategic opportunities in the oil and gas business and managing and developing the operations of our technology segment.

The following table summarizes our production volumes and average sales prices for the periods ended June 30:

                                                  2014               2013
                                                --------           --------
Oil Sales:
  Oil Sales (Bbl)                                     0                208

Average Sales Price:
  Oil, per Bbl                                   $    0             $88.05

The decrease in net sales of oil during the period ended June 30, 2014 (as compared to the period ended June 30, 2013) resulted primarily from the Company having no oil revenues in the second quarter of 2014 due to no deliveries being made as the Company was in the process of selling all of its oil properties at June 30, 2014.

TECHNOLOGY SEGMENT REVENUES AND DEVELOPMENT: During the quarters ended June 30, 2014 and 2013, we did not generate any revenues as our operations focused solely on the development of our web-based and mobile application technologies.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $412, or approximately 29% in the three months ended June 30, 2014 compared to the same period in 2013. This increase was primarily attributable to an increase in capitalized well equipment for the oil production segment and capitalized computer equipment for the technology segment.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the three months ended June 30, 2014, our general and administrative expenses increased $36,340, or approximately 48% compared to same period in 2013. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees increased approximately $23,500, or approximately 51%, during the three months ending June 30, 2014 compared to the same period in 2013, primarily the result of large investor relations expenses and consultation costs with third parties in the second quarter of 2014 related to Fuelist. Travel expenses increased approximately $10,254 compared to same period in 2013, primarily the result of travel expenses during the second quarter of 2014 related to the Company's investment in Pimovi, Inc. During the three months ended June 30, 2014, approximately $28,715 of investment related professional and consulting expenses were incurred by Pimovi, Inc. compared to approximately $183,000 for the same period in 2013. The majority of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. During the three months ended June 30, 2014, approximately $64,070 of investment related professional and consulting expenses were incurred by Fuelist compared to $0 in the for the same period in 2013, as Chancellor's interest in Fuelist was not acquired until the third quarter of 2013. The majority of this expense was incurred for the financing of Fuelist's general business purpose related to the initial development of technology and mobile applications fields.

Our gross revenues from oil production for the three months ended June 30, 2014 were $0 compared to $18,295 during the same period in 2013. The management of the Company has expended a large amount of time and resources in exploring other acquisitions and business opportunities, primarily outside of the oil and gas industry. During the three months ended June 30, 2014, Pimovi incurred a loss of $28,715 compared to $183,059 for the same period in 2013 mostly related to consulting fees and general and administrative expenses, as it continues to develop its product line. Chancellor recorded a $17,517 loss from Pimovi during the three months ended June 30, 2014, representing its 61% share of Pimovi compared to $111,663 for the same period during 2013. During the third quarter of 2013, Chancellor acquired a 51% ownership interest in The Fuelist, LLC. For the three months ended June 30, 2014, Fuelist incurred a loss of $122,684, mostly related to consulting fees and general and administrative expenses, as it continues to develop its technologies. Chancellor recorded a $62,569 loss from Fuelist for the period ended June 30, 2014 representing its 51% share of Fuelist. Therefore, the Company reported a consolidated net loss of $195,898 during the three months ended June 30, 2014, compared to a net loss $187,847 reported for the same period in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

OIL SEGMENT REVENUES AND PRODUCTION: During the six months ended June 30, 2014, we produced and sold 248 barrels of oil, generating $22,684 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 345 barrels of oil generating $29,821 in gross revenues net of royalties paid during the same period in 2013. During the six months ended June 30, 2014, the Company also recorded $0 of other income compared to $53,337 for the same period during 2013 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. We had 4 wells actually producing oil at June 30, 2014 and 2013.

During the six months ended June 30, 2014, the Company maintained a total of four (4) producing wells and one (1) water disposal well. Effective July 1, 2014, we sold all of our oil wells to S & W Oil & Gas, LLC. The proceeds from the asset sale will be used to provide working capital and for future corporate purposes including, but not limited to, exploring strategic opportunities in the oil and gas business and managing and developing the operations of our technology segment.

The following table summarizes our production volumes and average sales prices for the six months ended June 30:

                                                  2014               2013
                                                --------           --------
Oil Sales:
  Oil Sales (Bbl)                                   248                345

Average Sales Price:
  Oil, per Bbl                                   $91.49             $86.55

The decrease in revenues of oil during the six months ended June 30, 2014 (as compared to the period ended June 30, 2013) resulted primarily from the Company having no oil revenues in the second quarter of 2014 due to no deliveries being made as the Company was in the process of selling all of its oil properties.

TECHNOLOGY SEGMENT REVENUES AND DEVELOPMENT: During the quarters ended June 30, 2014 and 2013, we did not generate any revenues as our operations focused solely on the development of our web-based and mobile application technologies.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $824, or approximately 29% in the six months ended June 30, 2014 compared to the same period in 2013. This increase was primarily attributable to an increase in capitalized well equipment for the oil production segment and capitalized computer equipment for the technology segment.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the six months ended June 30, 2014, our general and administrative expenses decreased $10,270, or approximately 4% compared to same period in 2013. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees decreased approximately $31,056, or approximately 15%, during the six months ending June 30, 2014 compared to the same period in 2013, primarily the result of large investor relations expenses and consultation costs with third parties in the first quarter of 2013 related to the formation of Pimovi. Travel expenses increased approximately $7,078 compared to same period in 2013, primarily the result of travel expenses related to the Company's investment in Pimovi, Inc. during the second quarter 2014. During the six months ended June 30, 2014, approximately $71,134 of investment related professional and consulting expenses were incurred by Pimovi, Inc. compared to approximately $334,241 for the same period in 2013. The majority of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. During the six months ended June 30, 2014, approximately $174,191 of investment related professional and consulting expenses were incurred by Fuelist compared to $0 in the for the same period in 2013, as Chancellor's interest in Fuelist was not acquired until the third quarter of 2013. The majority of this expense was incurred for the financing of Fuelist's general business purpose related to the initial development of technology and mobile applications fields.

During the six months ended June 30, 2014, we continued with the ongoing production and maintenance of our 4 producing wells in Gray County. As a result of these efforts, our gross revenues from oil production for the six months ended June 30, 2014 were $22,684. The management of the Company has expended a large amount of time and resources in exploring other acquisitions and business opportunities, primarily outside of the oil and gas industry.

During the six months ended June 30, 2014, Pimovi incurred a loss of $71,034, compared to $334,241 for the same period in 2013 mostly related to consulting fees and general and administrative expenses, as it continues to develop its product line. Chancellor recorded a $43,331 loss from Pimovi during the six months ended June 30, 2014, representing its 61% share of Pimovi compared to $203,887 for the same period during 2013. During the third quarter of 2013, Chancellor acquired a 51% ownership interest in The Fuelist, LLC. During the six months ended June 30, 2014, Fuelist incurred a loss of $244,015, mostly related to consulting fees and general and administrative expenses, as it continues to develop its technologies. Chancellor recorded a $124,447 loss from Fuelist for the six months ended June 30, 2014 representing its 51% share of Fuelist. Therefore, the Company reported a consolidated net loss of $412,548 during the six months ended June 30, 2014, compared to a net loss $413,089 reported for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                           June 30, 2014       December 31, 2013
                                           -------------       -----------------
Working Capital                              $ 116,107            $ 465,115
Current Assets                                 263,664              657,854
Current Liabilities                            147,557              192,739
Stockholders' Equity                           578,697              924,846

Our working capital at June 30, 2014, decreased by $349,008 or approximately 75% from December 31, 2013, primarily from the loss from operations during first quarter 2014 related to Pimovi and Fuelist which consists mostly of third party consulting expenses as our technology segment continues to develop its technologies. Current assets decreased by $394,190 or approximately 60%, while current liabilities decreased $45,182 or approximately 23%, primarily as a result of the timing of cash disbursements related to Pimovi and Fuelist operating expenses and Chancellor's fulfillment of its capital contributions to Fuelist during the quarter ended June 30, 2014.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of June 30, 2014, the Company had $201,808 of unrestricted cash on hand. Our capital expenditures related to our oil and gas operations for the six months ended June 30, 2014, were approximately $14,500, which consisted primarily of repair and maintenance of our four producing oil wells and one water disposal well. Following our sale of those assets effective July 1, 2014, we do not currently expect to make any significant capital expenditures on oil and gas assets for the remainder of fiscal year 2014. Chancellor has fulfilled its contractual obligations to provide funding for Fuelist but expects from time to time to provide additional support for Pimovi until such time as Pimovi receives sufficient operating revenue from its business. This additional support is not expected to exceed $15,000 a month. Based on current cash availability Chancellor should be able to provide this for the next 6 - 8 months. Thereafter it would need to obtain third party financing. There is no assurance that would be available on favourable terms or at all. It is anticipated that Fuelist will require significant additional capital to further develop its business. Fuelist plans to fund this development from subscriptions and royalties from its website which went live on March 22, 2014 and from other planned developments such as a related phone app. such revenue is not sufficient to fund business operations and development Fuelist would need third party financing and there is no assurance that would be available on favourable terms or at all.

CASH FLOW: Net cash used during the six months ended June 30, 2014 was $388,093 compared to net cash used of $496,630 during same period in 2013. The most significant factor causing the decrease in net cash used during the six months ended June 30, 2014 relates to cash disbursements for the formation of Pimovi in the first six months 2013.

Cash used for operations decreased by $63,181, or approximately 13% during the six months ended June 30, 2014, compared to the same period in 2013, primarily resulting from the loss from operations attributable to both Pimovi during the second quarter of 2013. This operating loss was mostly related to consulting fees and general and administrative expenses, as Pimovi continued to develop its technologies.

Cash provided by investing activities is $23,256, or approximately 100% during the six months ended June 30, 2014 compared to cash provided by investment activities of $0 for the same period during 2013, mainly attributable to proceeds from the sale of securities by Fuelist.

Cash provided by financing activities increased $22,100, or approximately 100% during the six months ended June 30, 2014 compared to the same period in 2013 related to the cash contributions received by Fuelist from its other equity members and loans from a related party company.

EQUITY FINANCING: As of June 30, 2014, included in our stockholders equity was a total of $3,924,063 in equity financing from stockholders and stock compensation. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a twelve month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. The agreement was not renewed. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $0 and $9,500 in consulting fees for the three and six months ended June 30, 2014 related to this agreement, respectively compared to $19,000 and $28,500 in consulting fees for the three and six months for the same period during 2013, respectively.

On May 1, 2013, Fuelist entered into a lease agreement with a related party limited liability company for its main office, located in Berkeley, California. The lease term was for one year beginning on May 1, 2013 and ending May 1, 2014. The lease agreement was subsequently renewed through October 31, 2015. The Company is obligated to pay a minimum amount of rent of $32,400 per year in equal monthly installments of $2,700 payable on the 1st of each month. The Company subsequently entered into a sub-lease agreement with another related party entity in which it was not legally relieved of its primary obligation for the lease agreement. The Company recognized $2,700 and $8,160 in sub-lease rent revenue in other income and $8,100 and $16,200 in rent expense in other operating expenses, related to these agreements during the three and six months ended June 30, 2014, respectively.

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

We consider the following accounting policies important in understanding our operating results and financial condition:

GOING CONCERN

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had continued net operating losses with net losses attributable to Chancellor Group, Inc. shareholders of $412,548 and $413,089 for the six months ended June 30, 2014 and 2013, respectively, and retained earnings deficits of $3,186,206 and $2,773,659 as of June 30, 2014 and December 31, 2013, respectively. The Company's continued operations are dependent on the successful implementation of its business plan and its ability to obtain additional financing as needed. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INTANGIBLE ASSET VALUATION

Assessing the valuation of intangible assets is subjective in nature and involves significant estimates and assumptions as well as management's judgment. We periodically perform impairment tests on our long-lived assets, including our intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are testing for impairment by first comparing the estimated future undiscounted cash flows from a particular asset or asset group to the carrying value. If the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized. If the expected undiscounted cash flows are less than the carrying value, then an impairment charge is recorded for the difference between the carrying value and the expected discounted cash flows. The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. As of June 30, 2014 we do not believe any of our long-lived assets are impaired except for our goodwill related to the acquisition of Fuelist.

GOODWILL

Our goodwill represents the excess of the purchase price paid for The Fuelist, LLC over the fair value of the identifiable net assets and liabilities acquired. Goodwill is not amortized but is tested annually for impairment, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment by comparing the carrying amount of the asset to its fair value, which is estimated through the use of a discounted cash flows model. If the carrying amount exceeds fair value, an impairment loss is recognized for the difference. As of June 30, 2014, we determined there was no impairment of our goodwill.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. As of June 30, 2014, a deferred tax liability of $3,616 has been recognized but partially offset by a valuation allowance of approximately $438,000 due to federal NOL carry-back and carry-forward limitations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Small Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's chief executive officer and principal financial offer, Maxwell Grant. Our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the

Exchange Act is accumulated and communicated to management, including our Company's chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                          Principal      Total Offering Price/
  Date                    Title and Amount(1)             Purchaser      Underwriter     Underwriting Discounts
  ----                    -------------------             ---------      -----------     ----------------------
May 1, 2014          250,000 shares of common stock        Advisor           NA                 $0.030/NA
July 11, 2014        100,000 shares of common stock        Advisor           NA                 $0.020/NA

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

10.3 Assignment and Bill of Sale, dated July 21, 2014, by and between Gryphon Production Company, LLC and S & W Oil & Gas, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25,
         2014).

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

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2014.

                                       CHANCELLOR GROUP, INC.


                                       By: /s/ Maxwell Grant
                                           -------------------------------------
                                           Maxwell Grant
                                           Chief Executive Officer and
                                           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on August 13, 2014.


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

10.3 Assignment and Bill of Sale, dated July 21, 2014, by and between Gryphon Production Company, LLC and S & W Oil & Gas, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25,
         2014).

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