Form 10-Q
period 2014-09-30
CHANCELLOR GROUP INC.
filed 2014-11-14
CIK 894544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock outstanding as of November 13, 2014: 74,460,030

                             CHANCELLOR GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                                  3

        Consolidated Balance Sheets, as of September 30, 2014 (unaudited)
        and as of December 31, 2013                                            4

        Consolidated Statements of Operations, for the Three and Nine
        Months Ended September 30, 2014 and 2013 (unaudited)                   5

        Consolidated Statements of Cash Flows, for the Nine Months Ended
        September 30, 2014 and 2013 (unaudited)                                6

        Notes to Unaudited Condensed and Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk            25

Item 4. Controls and Procedures                                               25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           26

Item 6.  Exhibits                                                             26

SIGNATURES                                                                    28

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

The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                             CHANCELLOR GROUP, INC.
                           Consolidated Balance Sheets

                                                                            September 30, 2014     December 31, 2013
                                                                            ------------------     -----------------
                                                                               (Unaudited)
ASSETS

Current Assets:
  Cash                                                                         $    202,923           $    589,901
  Restricted Cash                                                                    25,000                 25,000
  Accounts Receivable                                                                11,650                 12,326
  Income Tax Receivable                                                                  --                 12,558
  Prepaid Expenses                                                                    9,500                 18,069
  Assets Held for Sale                                                                   --                 27,987
                                                                               ------------           ------------
Total Current Assets                                                                249,073                685,841
                                                                               ------------           ------------
Property and Equipment:
  Furniture, Fixtures, & Office Equipment                                             5,655                  4,454
  Accumulated Depreciation                                                             (993)                  (159)
                                                                               ------------           ------------
Total Property and Equipment, net                                                     4,662                  4,295
                                                                               ------------           ------------
Other Assets:
  Goodwill                                                                               --                427,200
  Deposits                                                                              250                    250
                                                                               ------------           ------------
Total Other Assets                                                                      250                427,450
                                                                               ------------           ------------

Total Assets                                                                   $    253,985           $  1,117,586
                                                                               ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                             $    117,647           $     99,866
  Contributions Payable                                                                  --                 90,400
  Accrued Expenses                                                                      511                  2,473
  Notes Payable Related Party, net of unamortized discount                           22,919                     --
                                                                               ------------           ------------
Total Current Liabilities                                                           141,077                192,739
                                                                               ------------           ------------
Stockholders' Equity
  Series B Preferred Stock: $1,000 Par Value
    250,000 shares authorized, none outstanding                                          --                     --
  Common Stock; $.001 par value, 250,000,000 shares authorized,
    74,600,030 and 73,760,030 shares issued and outstanding, respectively            74,600                 73,760
  Paid-in Capital                                                                 3,849,463              3,813,853
  Retained Earnings (Deficit)                                                    (3,616,268)            (2,773,659)
                                                                               ------------           ------------
Total Chancellor, Inc. Stockholders' Equity                                         307,795              1,113,954
  Non-controlling Minority Interest in Pimovi, Inc.                                (312,437)              (274,157)
  Non-controlling Minority Interest in The Fuelist, LLC                             117,549                 85,049
                                                                               ------------           ------------
Total Stockholders' Equity                                                          112,908                924,846
                                                                               ------------           ------------
Total Liabilities and Stockholders' Equity                                     $    253,985           $  1,117,586
                                                                               ============           ============

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

                                                             Three months ended                  Nine months ended
                                                                September 30,                       September 30,
                                                      ------------------------------       ------------------------------
                                                          2014              2013               2014              2013
                                                      ------------      ------------       ------------      ------------
Revenues:
  Oil, net of royalties paid                          $         --      $         --       $         --      $         --
  Technology Segment Revenues                                   --                --                 --                --
  Other Operating Income                                        --                --                 --                --
                                                      ------------      ------------       ------------      ------------
Gross Revenue                                                   --                --                 --                --
                                                      ------------      ------------       ------------      ------------
Operating Expenses:
  Other Operating Expenses                                   1,899             4,565             23,600             4,565
  Technology Segment Professional and
   Consulting Expenses                                      29,955           192,230            275,280           526,471
  General and Administrative Expenses                       78,813           136,710            333,552           401,719
  Depreciation and Amortization                                277                --                833                --
                                                      ------------      ------------       ------------      ------------
Total Operating Expenses                                   110,944           333,505            633,265           932,755
                                                      ------------      ------------       ------------      ------------

(Loss) From Operations                                    (110,944)         (333,505)          (633,265)         (932,755)
                                                      ------------      ------------       ------------      ------------
Other Income (Expense):
  Interest Income                                              230               309                341             1,224
  Other Income                                                 600               500              8,860               500
  (Loss) from Impairment of Goodwill                      (427,200)               --           (427,200)               --
  Foreign Transactions Gain                                  1,394                --                480                --
                                                      ------------      ------------       ------------      ------------
Total Other Income (Expense)                              (424,976)              809           (417,519)            1,724
                                                      ------------      ------------       ------------      ------------
Financing Charges:
  Interest Expense                                             304                --                399                --
  Bank Fees                                                    397               376              1,373             1,386
                                                      ------------      ------------       ------------      ------------
Total Financing Charges                                        701               376              1,772             1,386
                                                      ------------      ------------       ------------      ------------

(Loss) Before Provision for Income Taxes                  (536,621)         (333,702)        (1,052,556)         (932,417)

Provision for Income Taxes (Benefit)                            --                --                 --                --
                                                      ------------      ------------       ------------      ------------

Net (Loss) of Chancellor, Inc.                            (536,621)         (333,702)        (1,052,556)         (932,417)

Net Loss attributable to non-controlling
 interest in Pimovi, Inc.                                   10,576            60,100             38,279           190,464
Net Loss attributable to non-controlling
 interest in The Fuelist, LLC                               27,463            22,309             98,129            22,309
                                                      ------------      ------------       ------------      ------------
Net (Loss) from continuing operations                     (498,583)         (250,653)          (916,149)         (719,644)
                                                      ------------      ------------       ------------      ------------
Net Income (Loss) from discontinued operations              68,521              (642)            73,539            55,259
                                                      ------------      ------------       ------------      ------------
Net (Loss) attributable to Chancellor Group, Inc.
 Shareholders                                         $   (430,062)     $   (251,295)      $   (842,610)     $   (664,385)
                                                      ============      ============       ============      ============
Net (Loss) per Share
 (Basic and Fully Diluted)                            $         (*)     $         (*)      $         (*)     $         (*)
                                                      ============      ============       ============      ============
Weighted Average Number of Common Shares
 Outstanding                                            74,600,030        72,494,813         74,329,474        71,439,151
                                                      ============      ============       ============      ============

----------
* Less than $0.01 per share

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

                                                                         September 30, 2014      September 30, 2013
                                                                         ------------------      ------------------
Cash Flows from Operating Activities:
  Net (Loss) attributable to Chancellor Group, Inc. Shareholders            $   (916,148)           $   (719,643)
  Adjustments to Reconcile Net (Loss) to Net Cash
   (Used in) Operating Activities:
     (Loss) from Noncontrolling Interest in Pimovi, Inc.                         (38,279)               (190,464)
     (Loss) from Noncontrolling Interest in The Fuelist, LLC                     (98,129)                (22,309)
     Income (Loss) from Discontinued Operations                                   73,539                  55,259
     Depreciation and Amortization                                                   833                   4,318
     Stock Compensation                                                           36,450                 100,000
     Loss on Impairment of Goodwill                                              427,200
     (Gain) Loss from Sale of Assets                                             (57,675)                     --
     Foreign Transactions (Gain) Loss                                               (480)                     --
     Amortization of Note Payable Discount                                           399                      --
     (Increase) Decrease in Operating Assets                                      21,803                 (46,507)
     Increase (Decrease) in Operating Liabilities                                 15,819                  13,331
                                                                            ------------            ------------
Net Cash (Used in) Operating Activities - Continuing Ops                        (534,668)               (810,333)
Net Cash (Used in) Provided by Operating Activities - Discontinued Ops            (2,213)                  4,318
                                                                            ------------            ------------
Net Cash (Used in) Operating Activities                                         (536,881)               (806,015)
                                                                            ------------            ------------
Cash Flows From Investing Activities:
  Proceeds from Sale Securities                                                   32,129                      --
  Purchase of Property and Equipment                                              (1,201)                     --
                                                                            ------------            ------------
Net Cash Provided by Investing Activities - Continuing Ops                        30,928                      --
Net Cash Provided by Investing Activities - Discontinued Ops                      87,875                      --
                                                                            ------------            ------------
Net Cash Provided by Investing Activities                                        118,803                      --
                                                                            ------------            ------------
Cash Flows from Financing Activities:
  Note Payable Advances                                                           23,000                      --
  Capital Contributions Received                                                   8,100                  16,200
                                                                            ------------            ------------
Net Cash Provided by Financing Activities - Continuing Ops                        31,100                  16,200
Net Cash Provided by Financing Activities - Discontinued Ops                          --                      --
                                                                            ------------            ------------
Net Cash Provided by Financing Activities                                         31,100                  16,200
                                                                            ------------            ------------

Net (Decrease) in Cash and Restricted Cash                                      (386,978)               (789,815)

Cash and restricted cash at the Beginning of the Period                          614,901               1,725,508
                                                                            ------------            ------------

Cash and restricted cash at the End of the Period                           $    227,923            $    935,693
                                                                            ============            ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                             $         --            $         --
                                                                            ============            ============
  Income Taxes Paid                                                         $         --            $         --
                                                                            ============            ============
Non Cash Investing and Financing Activities:
  Contributions Payable related to Acquisition                              $         --            $    271,200
                                                                            ============            ============
  Common Stock issued for Fuelist, LLC Acquisition                          $         --            $    156,000
                                                                            ============            ============
  Goodwill from Fuelist, LLC Acquisition                                    $         --            $    427,200
                                                                            ============            ============

            See Notes to Unaudited Consolidated Financial Statements

                             CHANCELLOR GROUP, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2014

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

On August 15, 2013, Chancellor Group, Inc. entered into a binding term sheet with Fuelist and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash (together, the "Founders"), pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist. As consideration for the ownership interest, Chancellor contributed to Fuelist a total of $271,200 in cash. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share. As of September 30, 2014, Fuelist had not commenced principal operations and had no sales or operating revenues through September 30, 2014. The primary purpose of Fuelist is the development of a data-driven mobile and web technology platform that leverages extensive segment expertise and big data analysis tools to value classic vehicles. These tools are expected to enable users to quickly find values, track valuations over time, and to identify investment and arbitrage opportunities in this lucrative market.

GOING CONCERN

These condensed and consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had continued net operating losses with net losses attributable to Chancellor Group, Inc. shareholders of $842,610 and $664,385 for the nine months ended September 30, 2014 and 2013, respectively, and retained earnings deficits of $3,616,268 and $2,773,659 as of September 30, 2014 and December 31, 2013,
respectively. The Company's continued operations are dependent on the successful implementation of its business plan and its ability to obtain additional financing as needed. The accompanying condensed and consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

OPERATIONS

Until July 1, 2014, the Company and its wholly-owned subsidiary, Gryphon Production Company, LLC , owned 5 wells in Gray County, Texas, of which 1 is a water disposal well and 4 are oil wells.

We produced a total of 127 and 375 barrels of oil in the three and nine months ended September 30, 2014, respectively, and a total of 134 and 479 barrels of oil in the three and nine months ended September 30, 2013, respectively. The oil is light sweet crude. Effective July 1, 2014, we sold all of our oil wells to S & W Oil & Gas, LLC.

Both Pimovi and Fuelist as of September 30, 2014, had no significant operations other than the ongoing development of their respective technologies.

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

ACCOUNTING YEAR

The Company employs a calendar accounting year. The Company recognizes income and expenses based on the accrual method of accounting under generally accepted accounting principles (U.S.).

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

PRODUCTS AND SERVICES, GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

For our oil segment, the Company's major customers during the nine months ended September 30, 2014, to which substantially all oil production was sold, were Plains Marketing and XTO Energy. Given the number of readily available purchasers for out products, it is unlikely that the loss of a single customer in the areas in which we sell our products would materially affect our sales. The Company sold substantially all of its oil and gas assets effective July 1, 2014. We expect to continue to explore strategic opportunities in the oil and gas business in the future. For our technology segment, the Company plans to continue developing its web-based and mobile technology platforms for its two majority-owned subsidiaries, Pimovi, Inc. and Fuelist, LLC.

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

RESTRICTED CASH

Included in restricted cash at September 30, 2014 and December 31, 2013 are deposits totaling $25,000, in the form of a bond issued to the Railroad Commission of Texas as required for the Company's oil and gas activities which is renewed annually.

ACCOUNTS RECEIVABLE

The Company reviews accounts receivable periodically for collectability, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Based on review of accounts receivable by management at period end, including credit quality and subsequent collections from customers, an allowance for doubtful accounts was not considered necessary or recorded at September 30, 2014 or December 31, 2013.

PREPAID EXPENSES

Certain expenses, primarily consulting fees and insurance, have been prepaid and will be used within one year.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets of the acquisition. Goodwill is not amortized but is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of the impairment, if any. The Company performs annual impairment testing during the last quarter of each year. However, during the quarter ended September 30, 2014, based on both qualitative and quantitative factors surrounding Fuelist including limitations to further needed capital sufficient to continue work on its app and technologies, losses to date aggregating approximately $263,000 for the nine month ended September 30, 2014, and an accumulated negative deficit of approximately $72,000 as of September 30, 2014, the Company recognized full impairment of its $427,200 of goodwill related to Fuelist. This impairment was determined under the two-step process for identifying and determining impairment which included both the estimation of fair value for Fuelist and its implied fair value of goodwill. Goodwill impairment was recorded in other expense in the statement of operations during the quarter ended September 30, 2014.

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

LONG-LIVED ASSETS

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges, under the guidance Topic 360 "PROPERTY, PLANT AND EQUIPMENT" in the Accounting Standards Codification (the "ASC"). The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment. As of September 30, 2014 we do not believe any of our long-lived assets are impaired.

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

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We have recorded a valuation allowance as of September 30, 2014.

REVENUE RECOGNITION

For our oil segment, revenue was recognized for the oil production when a product is sold to a customer, either for cash or as evidenced by an obligation on the part of the customer to pay. For our technology segment, revenue will be recognized when earned, including both future subscriptions and other future revenue streams, as required under relevant revenue recognition policies under generally accepted accounting policies.

FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 "FAIR VALUE MEASUREMENTS". There is no material impact on the September 30, 2014 consolidated financial statements related to fair value measurements and disclosures. Fair value measurements include the following levels:

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

SUBSEQUENT EVENTS

Events occurring after September 30, 2014 were evaluated through the date this quarterly report was issued, in compliance FASB ASC Topic 855 "SUBSEQUENT EVENTS", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, FASB issued ASU No. 2014-15, PRESENTATION OF FINANCIAL STATEMENTS - GOING CONCERN (SUBTOPIC 205-40): DISCLOSURE OF UNCERTAINTIES ABOUT AN ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN. This ASU is effective for the interim and annual periods beginning after December 15, 2016. Early application is permitted. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This accounting pronouncement did not have any material effect on our condensed and consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, REVENUE FROM CONTRACTS WITH CUSTOMERS (TOPIC 606). This ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is not permitted. This ASU is a result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of the financial statements through disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This accounting pronouncement did not have any material effect on our condensed and consolidated financial statements.

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

At September 30, 2014, the Company had a federal net operating loss carry-forward of approximately $2,999,000 compared to $2,639,000 at December 31, 2013. A deferred tax asset of $599,765 at September 30, 2014 and $527,915 at December 31, 2013 has been offset by a valuation allowance of approximately $599,765 and $524,414 at September 30, 2014 and December 31, 2013, respectively, due to federal net operating loss carry-back and carry-forward limitations.

The  Company  also had  approximately  $0 and  $3,501  in  deferred  income  tax liability at September 30, 2014 and December 31, 2013, respectively, attributable to timing differences between federal income tax depreciation, depletion and book depreciation, which has been offset against the deferred tax asset related to the net operating loss carry-forward.

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

COMMON STOCK

The Company has 250,000,000 authorized shares of common stock, par value $.001, with 74,600,030 and 73,760,030 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2014, the Company issued 0 and 840,000 shares of common stock, respectively and recognized $0 and $36,450 respectively in consulting fees expense, which is recorded in general and administrative expenses.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options under FASB ASC Topic 505 "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES", whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the three and nine months ended September 30, 2014, no options were issued, exercised or cancelled.

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

On September 30, 2014, the Company had the following outstanding warrants:

                                                     Exercise        Weighted
                                  Remaining         Price times      Average
Exercise        Number of      Contractual Life      Number of       Exercise
 Price           Shares           (in years)          Shares          Price
 -----           ------           ----------          ------          -----
$0.125           420,000              .75            $ 52,500
$0.025         1,000,000             3.25            $ 25,000
$0.020         5,000,000             3.25            $100,000
               ---------                             --------
               6,420,000                             $177,500         $0.028
               =========                             ========

                                                     Weighted
                                                     Average       Remaining
                                     Number of       Exercise   Contractual Life
Warrants                              Shares          Price        (in years)
--------                              ------          -----        ----------
Outstanding at December 31, 2013     6,920,000        $0.035
                                     ---------        ------
Issued                                      --            --
Exercised                                   --            --
Expired/Cancelled                      500,000        $0.007
                                     ---------        ------
Outstanding at September 30, 2014    6,420,000        $0.028          2.67
                                     ---------        ------          ----
Exercisable at September 30, 2014    6,420,000        $0.028          2.67
                                     =========        ======          ====

NOTE 4. PROPERTY AND EQUIPMENT

A summary of fixed assets at:

                                Balance                              Balance
                              December 31,                         September 30,
                                 2013       Additions   Deletions      2014
                               --------     ---------   ---------    --------
Equipment                      $ 4,454       $1,201      $    --     $ 5,655
                               -------       ------      -------     -------
      Total Cost               $ 4,454       $1,201      $    --     $ 5,655
                               =======       ======      =======     =======
Less: Accumulated
 Depreciation                  $   159       $  834      $    --     $   993
                               -------       ------      -------     -------
      Total Property and
       Equipment, net          $ 4,295       $  367      $    --     $ 4,662
                               =======       ======      =======     =======

NOTE 5. CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a twelve month agreement with a new investor relations consultant, which paid the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. The agreement was not renewed. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $0 and $9,500 in consulting fees for the three and nine months ended September 30, 2014 related to this agreement, respectively compared to $27,500 and $76,000 in consulting fees for the three and nine months for the same period during 2013, respectively.

On May 1, 2013, Fuelist entered into a lease agreement with a related party limited liability company for its main office, located in Berkeley, California. The lease term was for one year beginning on May 1, 2013 and ended May 1, 2014. The agreement was subsequently renewed through October 31, 2015. The Company is obligated to pay a minimum amount of rent of $32,400 per year in equal monthly installments of $2,700 payable on the 1st of each month. The Company subsequently entered into a sub-lease agreement with another related party entity in which it was not legally relieved of its primary obligation for the lease agreement. The Company recognized $600 and $8,160 in sub-lease rent revenue in other income and $0 and $16,200 in rent expense in other operating expenses, related to these agreements during the three and nine months ended September 30, 2014, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has used the services of a consulting company owned by the Chairman of the Board. The Company paid $27,000 and $81,000 for those services during the three and nine months ended September 30, 2014, respectively. The Company paid $27,000 and $81,000 for those services during the three and nine months ended September 30, 2013, respectively. The Company has paid directors fees to a company owned by the chairman of the board in the amount of $3,000 and $18,000 during the three and nine months ended September 30, 2014, respectively, compared to $7,500 and $22,500 for the same period during 2013, respectively. The Company also paid one other director in the amount of $5,000 and $20,000 during the three and nine months ended September 30, 2014, respectively and $7,500 and $22,500 during the three and nine months ended September 30, 2013, respectively.

On April 28, 2014, Chancellor received an interest-free loan of $5,000 from a related party company owned by the chairman of the board with no specific repayment terms. On May 23, 2014, Chancellor received a second interest-free loan of $9,000 from the same related party company owned by the chairman of the board. On July 2, 2014, Chancellor received a second interest-free loan of $9,000 from a second related party company owned by the chairman of the board. Interest on the loans is imputed at 5.25% for a one year term.

NOTE 7. NON-CONTROLLING INTERESTS

All non-controlling interest of Chancellor related to Fuelist is a result of Chancellor's initial investment, the investment of other members in Fuelist, and results of operations. Cumulative results of these activities result in:

                                                   September 30,    December 31,
                                                       2014            2013
                                                    ----------      ----------
Cash contributions paid by Chancellor to Fuelist    $  271,200      $  180,800
Cash contributions paid by others to Fuelist            32,400          24,300
Net loss prior to acquisition by Chancellor
 attributable to non-controlling interest              (29,006)        (29,006)
Net loss subsequent to acquisition by Chancellor
 attributable to non-controlling interest             (189,174)        (91,045)
Proceeds from Fuelist sales of Chancellor stock         32,129              --
                                                    ----------      ----------
Total non-controlling interest in Fuelist           $  117,549      $   85,049
                                                    ==========      ==========

The following is a summary of changes in non-controlling interest in Fuelist during the nine months ended September 30, 2014:

Non-controlling interest in Fuelist at December 31, 2013            $   85,049
Cash contributions paid by Chancellor to Fuelist                        90,400
Cash contributions paid by others to Fuelist                             8,100
Net losses attributable to non-controlling interest in Fuelist         (98,129)
Proceeds from Fuelist sales of Chancellor stock                         32,129
                                                                    ----------
Non-controlling interest in Fuelist at September 30, 2014           $  117,549
                                                                    ==========

All non-controlling interest of Chancellor related to Pimovi is a result of results of operations. Cumulative results of these activities result in:

                                                   September 30,    December 31,
                                                       2014            2013
                                                    ----------      ----------
Cumulative net loss attributable to
 non-controlling interest in Pimovi                 $ (312,436)     $ (274,157)
                                                    ----------      ----------
Total non-controlling interest in Pimovi            $ (312,436)     $ (274,157)
                                                    ==========      ==========

The following is a summary of changes in non-controlling interest in Pimovi during the nine months ended September 30, 2014:

Non-controlling interest in Pimovi at December 31, 2013             $ (274,157)
Net loss attributable to non-controlling interest in Pimovi            (38,279)
                                                                    ----------
Non-controlling interest in Pimovi at September 30, 2014            $ (312,436)
                                                                    ==========

NOTE 8. FOREIGN CURRENCY TRANSACTIONS

On April 28, 2014, Chancellor received an interest-free loan of $5,000 from a related party company owned by the chairman of the board with no specific repayment terms. On May 23, 2014, Chancellor received a second interest-free loan of $9,000 from the same related party company owned by the chairman of the board with no specific repayment terms. These loans are fixed in terms of Australian dollars and therefore resulted in foreign transaction gains of $1,394 and $480, respectively, for the three and nine ended September 30, 2014, due to the change in exchange rates from the time of the loans and the balance sheet date of September 30, 2014. Such gains and losses are recorded in other income in the period incurred.

NOTE 9. NOTES PAYABLE RELATED PARTY

The Company issued an unsecured note payable with a face amount of $5,000 from a related party company owned by the chairman of the board as discussed in Note 6. The balance of the note payable is non-interest bearing with no specific repayment terms. As a result the note payable has been recorded net of unamortized discount of $267 imputed at the rate of 5.25% and assuming a term of one year. At September 30, 2014, the total unpaid balance of this note payable, net of the unamortized discount of $156, is $5,112.

The Company issued an unsecured note payable with a face amount of $9,000 from a related party company owned by the chairman of the board as discussed in Note 6. The balance of the note payable is non-interest bearing with no specific repayment terms. As a result the note payable has been recorded net of unamortized discount of $482 imputed at the rate of 5.25% and assuming a term of one year. At September 30, 2014, the total unpaid balance of this note payable, net of the unamortized discount of $313, is $9,169.

The Company issued an unsecured note payable with a face amount of $9,000 from a related party company owned by the chairman of the board as discussed in Note 6. The balance of the note payable is non-interest bearing with no specific repayment terms. As a result the note payable has been recorded net of unamortized discount of $483 imputed at the rate of 5.25% and assuming a term of one year. At September 30, 2014, the total unpaid balance of this note payable, net of the unamortized discount of $365, is $9,118.

NOTE 10. DISCONTINUED OPERATIONS

On July 1, 2014, Chancellor sold its remaining oil and gas leases located in Gray County, Texas, owned by its subsidiary Gryphon Production Company, LLC. In accordance with (ASC) Subtopic 205-20, Presentation of Financial Statements - Discontinued Operations, at September 30, 2014 all of the related assets (primarily leasehold costs) and liabilities to Chancellor's oil and gas segment were classified as held for sale, and presented separately in current assets and liabilities in the condensed and consolidated balance sheets. Assets held for sale consisted of $62,940 in capitalized leasehold costs and $32,740 of related accumulated depreciation. These assets held for sale were sold on July 1, 2014 for gross proceeds of $95,000 net of $7,125 in commissions resulting in a gain of $64,800. In addition, the net income (losses) related to Chancellor's oil and gas segment were reported in discontinued operations in the condensed and consolidated statements of income. Total revenues for Chancellor's oil and gas segment were approximately $12,600 and $13,500 for the three months ended September 30, 2014 and 2013, respectively, and were approximately $35,300 and $43,300 for the nine months ended September 30, 2014 and 2013, respectively. Chancellor had no other operating income related to its oil and gas segment for the three and nine months ended September 30, 2014 compared to $0 and $53,337 for the three and nine months ended September 30, 2013, respectively. Expenses related to the Company's oil and gas segment were $1,762 and $19,429 for the three and nine months ended September 30, 2014, respectively, compared to $14,106 and $41,362 for the same periods in 2013, respectively. Net cash used for operating activities related to discontinued operations was $2,213 for the nine months ended September 30, 2014 compared to net cash provided by operating activities related to discontinued operations of $4,318 for the same period in 2013.

NOTE 11. GOODWILL

The changes in the carrying amount of goodwill and accumulated impairment losses for our technology segment for the nine months ended September 30, 2014, twelve months ended December 31, 2013, are as follows:

Balance as of January 1, 2013
  Goodwill                                                      $       --
  Accumulated impairment losses                                         --
                                                                ----------
  Carrying amount                                               $       --
                                                                ==========

      Goodwill recognized during the period                     $  427,200
      Impairment recognized during the period                   $       --

Balance as of December 31, 2013
  Goodwill                                                      $  427,200
  Accumulated impairment losses                                         --
                                                                ----------
  Carrying amount                                               $  427,200
                                                                ==========

      Goodwill recognized during the period                     $       --
      Impairment recognized during the period                   $  427,200

Balance as of September 30, 2014
  Goodwill                                                      $  427,200
  Accumulated impairment loss                                     (427,200)
                                                                ----------
  Carrying amount                                               $       --
                                                                ==========

Goodwill represents the cost in excess of the fair value of net assets of the acquisition. Goodwill is not amortized but is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of the impairment, if any. The Company performs annual impairment testing during the last quarter of each year. However, during the quarter ended September 30, 2014, based on both qualitative and quantitative factors surrounding Fuelist including limitations to further needed capital sufficient to continue work on its app and technologies, losses to date aggregating approximately $263,000 for the nine month ended September 30, 2014, and an accumulated negative deficit of approximately $72,000 as of September 30, 2014, the Company recognized full impairment of its $427,200 of goodwill related to Fuelist. This impairment was determined under the two-step process for identifying and determining impairment which included both the estimation of fair value for Fuelist and its implied fair value of goodwill. Goodwill impairment was recorded in other expense in the statement of operations during the quarter ended September 30, 2014.

NOTE 12. SUBSEQUENT EVENTS

Events occurring after September 30, 2014 were evaluated through the date the Form 10Q was issued, in compliance FASB ASC Topic 855 "Subsequent Events", to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

On October 24, 2014, the Company issued 200,000 total shares to two unrelated individuals for their engineering expertise and advice related to Pimovi. The Company will recognize $1,400 in professional and consulting fee expense in the fourth quarter of 2014 related to these shares.

On October 28, 2014, the Company cancelled 340,000 shares which had been issued to an independent consultant on February 25, 2014, at a price of $0.055.

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

BACKGROUND

In April 2007 we commenced operations with what were 84 producing wells in Gray and Carson counties, Texas. On July 22, 2008, we had entered into an Agreement, effective as of June 1, 2008 with Legacy Reserves Operating LP ("Legacy") for the sale of our oil and gas wells in Carson County, Texas, representing for approximately 84% of our oil and gas production at that time. In 2010, the Company acquired three additional properties in Hutchinson County including approximately 16 wells. In 2011, the Company continued our operational and restoration programs and the production capacity from our 67 actively producing wells in Gray and Hutchinson counties. On October 18, 2011, pursuant to the terms of the Purchase and Sale Agreement, LCB Resources purchased all of Gryphon's rights, titles and interests in certain leases, wells, equipment, contracts, data and other designated property, which sale to LCB constituted approximately 82% of the Company's consolidated total assets as of September 30, 2011 and contributed approximately 95% and 77%, respectively, of the Company's consolidated gross revenues and total expenses for the nine months then ended. Under the terms of the Purchase and Sale Agreement, LCB paid Gryphon $2,050,000 in cash, subject to certain adjustments as set forth in the Agreement.
The proceeds from the asset sale to LCB were used to provide working capital to Chancellor and for future corporate purposes, including but not limited to possible acquisitions, including new business ventures outside of the oil and gas industry, such as with Pimovi, Inc. commencing during the fourth quarter of 2012 and The Fuelist, LLC commencing during the third quarter 2013. Since the sale of substantially all of the assets of Gryphon to LCB, the Company had continued to maintain a total of four (4) producing wells and one (1) water disposal well. Gryphon also retains an operator's license with the Texas Railroad Commission and continued to operate the Hood Leases itself until July 1, 2014. Effective as of July 1, 2014, Gryphon sold its interest in the Hood Lease and all of its remaining wells to S&W Oil & Gas, LLC for a purchase price of $95,000 in cash. After deducting agent's commissions, the net proceeds to Gryphon were $87,875. Following this sale of substantially all of the Company's remaining oil and gas assets, our primary focus will be on developing the operations of our subsidiaries, Pimovi and Fuelist, although we expect to continue to explore strategic opportunities in the oil and gas business.

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

On August 15, 2013, Chancellor entered into a binding term sheet with Fuelist and its founders, Matthew Hamilton, Eric Maas and Thomas Rand-Nash, pursuant to which Chancellor agreed to acquire a 51% ownership interest in Fuelist. As consideration for the ownership interest, Chancellor contributed to Fuelist a total of $271,200 in cash payable in 12 monthly installments of $22,600, beginning in August 2013. The contribution was paid in full as of September 30, 2014. As additional consideration for the ownership interest, Chancellor contributed a total of 2,000,000 shares of newly issued common stock to Fuelist on August 19, 2013, valued at $156,000, or $0.078 per share. The primary business purpose of Fuelist relates largely to developing a data-driven mobile and web technology platform that leverages extensive segment expertise and big data analysis tools to value classic vehicles. These tools enable users to quickly find values, track valuations over time and to identify investment and arbitrage opportunities in this lucrative market.

Our common stock is quoted on the Over-The-Counter market and trades under the symbol CHAG.OB. As of November 13, 2014, there were 74,460,030 shares of our common stock issued and outstanding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013.

OIL SEGMENT REVENUES AND PRODUCTION: During the three months ended September 30, 2014, we produced and sold 127 barrels of oil and produced and sold no gas due to the timing of oil deliveries, generating $12,211 in gross revenues net of royalties paid as compared with 134 barrels of oil, generating $13,464 in gross revenues for the same period in 2013. We had no wells actually producing oil and none producing gas at September 30, 2014 and had 4 wells actually producing oil and none producing at September 30, 2013.

During the quarter ended September 30, 2014, the Company had no producing wells and no water disposal wells. Effective July 1, 2014, we sold all of our oil wells to S & W Oil & Gas, LLC. The proceeds from the asset sale will be used to provide working capital and for future corporate purposes including, but not limited to, exploring strategic opportunities in the oil and gas business and managing and developing the operations of our technology segment.

The following table summarizes our production volumes and average sales prices for the periods ended September 30:

                                                  2014               2013
                                                --------           --------
Oil Sales:
  Oil Sales (Bbl)                                    127                134

Average Sales Price:
  Oil, per Bbl                                    $96.00            $100.26

The decrease in net sales of oil during the period ended September 30, 2014 (as compared to the period ended September 30, 2013) resulted primarily from the timing of deliveries related to the sale of all of our oil wells to S & W Oil and Gas, LLC.

TECHNOLOGY SEGMENT REVENUES AND DEVELOPMENT: During the quarters ended September 30, 2014 and 2013, we did not generate any revenues as our operations focused solely on the development of our web-based and mobile application technologies.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $277 or approximately 100% in the three months ended September 30, 2014 compared to the same period in 2013. This increase was attributable to office equipment purchased by Fuelist. OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the three months ended September 30, 2014, our general and administrative expenses decreased $57,897, or approximately 42% compared to same period in 2013. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees decreased approximately $36,175, or approximately 58%, during the three months ending September 30, 2014 compared to the same period in 2013, primarily the result of large investor relations expenses and consultation costs with third parties in the third quarter of 2013 related to Fuelist. Travel expenses decreased approximately $13,500 compared to same period in 2013, primarily the result of travel expenses during the third quarter of 2013 related to the Company's investment in Fuelist. During the three months ended September 30, 2014, approximately $27,000 of investment related professional and consulting expenses were incurred by Pimovi, Inc. compared to approximately $154,000 for the same period in 2013. The majority of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. During the three months ended September 30, 2014, approximately $2,800 of investment related professional and consulting expenses were incurred by Fuelist compared to $38,101 in the for the same period in 2013. This decrease is due to Fuelist's expenses being higher in 2013 when it was first beginning to develop its technologies. The majority of this expense was incurred for the financing of Fuelist's general business purpose related to the initial development of technology and mobile applications fields.

Our gross revenues from oil production for the three months ended September 30, 2014 were $12,608 compared to $13,464 during the same period in 2013. The management of the Company has expended a large amount of time and resources in exploring other acquisitions and business opportunities, primarily outside of the oil and gas industry. During the three months ended September 30, 2014, Pimovi incurred a loss of $27,115 compared to $154,129 for the same period in 2013 mostly related to consulting fees and general and administrative expenses, as it continues to develop its product line. Chancellor recorded a $16,540 loss from Pimovi during the three months ended September 30, 2014, representing its 61% share of Pimovi compared to $94,019 for the same period during 2013. During the third quarter of 2013, Chancellor acquired a 51% ownership interest in The Fuelist, LLC. For the three months ended September 30, 2014, Fuelist incurred a loss of $19,257 compared to $45,528 for the same period during 2013 mostly related to consulting fees and general and administrative expenses as it continues to develop its technologies. Chancellor recorded a $2,626 loss from Fuelist for the three months ended September 30, 2014 representing its 51% share of Fuelist compared to $23,219 for the same period during 2013. Therefore, the Company reported a consolidated net loss of $430,062 during the three months ended September 30, 2014, compared to a net loss $251,295 reported for the same period in 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013.

OIL SEGMENT REVENUES AND PRODUCTION: During the nine months ended September 30, 2014, we produced and sold 375 barrels of oil, generating $34,895 in gross revenues net of royalties paid, with a one month lag in receipt of revenues for the prior months sales, as compared with 479 barrels of oil generating $43,285 in gross revenues net of royalties paid during the same period in 2013. During the nine months ended September 30, 2014, the Company also recorded $0 of other income compared to $53,337 for the same period during 2013 related to the settlement of Cause 37053, related to production proceeds from 2009 through 2011 from properties previously owned and operated by the Company which had been previously paid to another party in error. We had no wells producing oil at September 30, 2014 and 4 wells producing at September 30, 2013.

Until July 1, 2014, the Company maintained (4) producing wells and (1) water disposal well. Effective July 1, 2014, we sold all of our oil wells to S & W Oil & Gas, LLC. The proceeds from the asset sale will be used to provide working capital and for future corporate purposes including, but not limited to, exploring strategic opportunities in the oil and gas business and managing and developing the operations of our technology segment.

The following table summarizes our production volumes and average sales prices for the six months ended September 30:

                                                  2014               2013
                                                --------           --------
Oil Sales:
  Oil Sales (Bbl)                                    375                479

Average Sales Price:
  Oil, per Bbl                                    $93.02             $90.40

The decrease in revenues of oil during the nine months ended September 30, 2014 (as compared to the period ended September 30, 2013) resulted primarily from the sale of all of the Company's oil wells effective July 1, 2014.

TECHNOLOGY SEGMENT REVENUES AND DEVELOPMENT: During the quarters ended September 30, 2014 and 2013, we did not generate any revenues as our operations focused solely on the development of our web-based and mobile application technologies.

DEPRECIATION AND AMORTIZATION: Expense recognized for depreciation and amortization of property and equipment increased $833, or approximately 100% in the nine months ended September 30, 2014 compared to the same period in 2013. This increase was primarily attributable to an increase in capitalized computer equipment for the technology segment.

OPERATING EXPENSES AND ADMINISTRATIVE EXPENSES: During the nine months ended September 30, 2014, our general and administrative expenses decreased $68,167, or approximately 17% compared to same period in 2013. Significant components of these expenses include professional and consulting fees, travel expenses, and insurance expense. Professional and consulting fees decreased approximately $67,231, or approximately 22%, during the nine months ending September 30, 2014 compared to the same period in 2013, primarily the result of large investor relations expenses and consultation costs with third parties in the first quarter of 2013 related to the formation of Pimovi. Travel expenses decreased approximately $6,488 compared to same period in 2013, primarily the result of no travel expenses being incurred related to the Company's investment in Pimovi, Inc. during the third quarter 2014. During the nine months ended September 30, 2014, approximately $98,250 of investment related professional and consulting expenses were incurred by Pimovi, Inc. compared to approximately $488,370 for the same period in 2013. The majority of this expense incurred was for the financing of Pimovi's general business purpose related to the initial development of technology and mobile applications fields. During the nine months ended September 30, 2014, approximately $177,030 of investment related professional and consulting expenses were incurred by Fuelist compared to $38,101 in the for the same period in 2013. The majority of this expense was incurred for the financing of Fuelist's general business purpose related to the initial development of technology and mobile applications fields.

Until July 1, 2014, we continued with the ongoing production and maintenance of our 4 producing wells in Gray County. As a result of these efforts, our gross revenues from oil production for the nine months ended September 30, 2014 were $35,293. The management of the Company has expended a large amount of time and resources in exploring other acquisitions and business opportunities, primarily outside of the oil and gas industry.

During the nine months ended September 30, 2014, Pimovi incurred a loss of $98,150, compared to $488,370 for the same period in 2013 mostly related to consulting fees and general and administrative expenses, as it continues to develop its product line. Chancellor recorded a $59,872 loss from Pimovi during the nine months ended September 30, 2014, representing its 61% share of Pimovi compared to $297,906 for the same period during 2013. During the third quarter of 2013, Chancellor acquired a 51% ownership interest in The Fuelist, LLC. During the nine months ended September 30, 2014, Fuelist incurred a loss of $263,271, compared to $45,529 for the same period in 2013 mostly related to consulting fees and general and administrative expenses, as it continues to develop its technologies. Chancellor recorded a $102,134 loss from Fuelist for the nine months ended September 30, 2014 compared to $23,219 for the same period during 2013 representing its 51% share of Fuelist. Therefore, the Company reported a consolidated net loss of $842,610 during the nine months ended September 30, 2014, compared to a net loss $664,385 reported for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW: The following table highlights certain information relation to our liquidity and capital resources at:

                                        September 30, 2014     December 31, 2013
                                        ------------------     -----------------

Working Capital                             $ 107,996              $ 465,115
Current Assets                                249,073                657,854
Current Liabilities                           141,077                192,739
Stockholders' Equity                          112,908                924,846

Our working capital at September 30, 2014, decreased by $357,119 or approximately 77% from December 31, 2013, primarily from the loss from operations during first three quarters of 2014 related to Pimovi and Fuelist which consists mostly of third party consulting expenses as our technology segment continues to develop its technologies. Current assets decreased by $408,781 or approximately 62%, while current liabilities decreased $51,662 or approximately 27%, primarily as a result of the timing of cash disbursements related to Pimovi and Fuelist operating expenses and Chancellor's fulfillment of its capital contributions to Fuelist during the quarter ended September 30, 2014.

Our capital resources consist primarily of cash from operations and permanent financing, in the form of capital contributions from our stockholders. As of September 30, 2014, the Company had $202,923 of unrestricted cash on hand. Our capital expenditures related to our oil and gas operations for the nine months ended September 30, 2014, were approximately $16,000, which consisted primarily of repair and maintenance of our four producing oil wells and one water disposal well. Following our sale of those assets effective July 1, 2014, we do not currently expect to make any significant capital expenditures on oil and gas assets for the remainder of fiscal year 2014. Chancellor has fulfilled its contractual obligations to provide funding for Fuelist but expects from time to time to provide additional support for Pimovi until such time as Pimovi receives sufficient operating revenue from its business. This additional support is not expected to exceed $15,000 a month. Based on current cash availability Chancellor should be able to provide this for the next 3 - 5 months. Thereafter it would need to obtain third party financing. There is no assurance that would be available on favourable terms or at all. It is anticipated that Fuelist will require significant additional capital to further develop its business. Fuelist plans to fund this development from subscriptions and royalties from its website which went live on March 22, 2014 and from other planned developments such as a related phone app. If such revenue is not sufficient to fund business operations and development Fuelist would need third party financing and there is no assurance that would be available on favourable terms or at all.

CASH FLOW: Net cash used during the nine months ended September 30, 2014 was $386,978 compared to net cash used of $789,815 during same period in 2013. The most significant factor causing the decrease in net cash used during the nine months ended September 30, 2014 relates to cash disbursements for the formation of Pimovi in the first six months 2013 and initial cash contributions to Fuelist in the third quarter of 2013.

Cash used for operations decreased by $275,665, or approximately 34% during the nine months ended September 30, 2014, compared to the same period in 2013, primarily resulting from the loss from operations attributable to both Pimovi and Fuelist through the third quarter of 2013. This operating loss was mostly related to consulting fees and general and administrative expenses, as Pimovi and Fuelist continued to develop their technologies.

Cash provided by investing activities increased $118,803, or approximately 100% during the nine months ended September 30, 2014 compared to cash provided by investment activities of $0 for the same period during 2013, mainly attributable to proceeds from the sale of securities by Fuelist and the sale of all of the Company's oil and gas property and equipment on July 1, 2014.

Cash provided by financing activities increased $14,900, or approximately 92% during the nine months ended September 30, 2014 compared to the same period in 2013 related to note payable advances from related party entities during the second and third quarter of 2014.

EQUITY FINANCING: As of September 30, 2014, included in our stockholders equity was a total of $3,924,063 in equity financing from stockholders and stock compensation. We do not anticipate that significant equity financing will take place in the foreseeable future.

CONTRACTUAL OBLIGATIONS

On February 25, 2013, the Company entered into a twelve month agreement with a new investor relations consultant, which pays the consultant a fee of $9,000 monthly for the period from February 2013 through July 2013. The agreement was not renewed. In addition, the Company granted 1,000,000 shares of common stock to the consultant upon execution of the agreement. The Company recognized $0 and $9,500 in consulting fees for the three and nine months ended September 30, 2014 related to this agreement, respectively compared to $27,500 and $76,000 in consulting fees for the three and nine months for the same period during 2013, respectively.

On May 1, 2013, Fuelist entered into a lease agreement with a related party limited liability company for its main office, located in Berkeley, California. The lease term was for one year beginning on May 1, 2013 and ending May 1, 2014. The agreement was subsequently renewed through October 31, 2015. The Company is obligated to pay a minimum amount of rent of $32,400 per year in equal monthly installments of $2,700 payable on the 1st of each month. The Company subsequently entered into a sub-lease agreement with another related party entity in which it was not legally relieved of its primary obligation for the lease agreement. The Company recognized $600 and $8,160 in sub-lease rent revenue in other income and $0 and $16,200 in rent expense in other operating expenses, related to these agreements during the three and nine months ended September 30, 2014, respectively.

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

We consider the following accounting policies important in understanding our operating results and financial condition:

GOING CONCERN

These condensed and consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had continued net operating losses with net losses attributable to Chancellor Group, Inc. shareholders of $842,610 and $664,384 for the nine months ended September 30, 2014 and 2013, respectively, and retained earnings deficits of $3,616,268 and $2,773,659 as of September 30, 2014 and December 31, 2013,
respectively. The Company's continued operations are dependent on the successful implementation of its business plan and its ability to obtain additional financing as needed. The accompanying condensed and consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INTANGIBLE ASSET VALUATION

Assessing the valuation of intangible assets is subjective in nature and involves significant estimates and assumptions as well as management's judgment. We periodically perform impairment tests on our long-lived assets, including our intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are testing for impairment by first comparing the estimated future undiscounted cash flows from a particular asset or asset group to the carrying value. If the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized. If the expected undiscounted cash flows are less than the carrying value, then an impairment charge is recorded for the difference between the carrying value and the expected discounted cash flows. The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. As of September 30, 2014 we do not believe any of our long-lived assets are impaired.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets of the acquisition. Goodwill is not amortized but is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of the impairment, if any. The Company performs annual impairment testing during the last quarter of each year. However, during the quarter ended September 30, 2014, based on both qualitative and quantitative factors surrounding Fuelist including limitations to further needed capital sufficient to continue work on its app and technologies, losses to date aggregating approximately $263,000 for the nine month ended September 30, 2014, and an accumulated negative deficit of approximately $72,000 as of September 30, 2014, the Company recognized full impairment of its $427,200 of goodwill related to Fuelist. This impairment was determined under the two-step process for identifying and determining impairment which included both the estimation of fair value for Fuelist and its implied fair value of goodwill. Goodwill impairment was recorded in other expense in the statement of operations during the quarter ended September 30, 2014.

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

If (i) oil and natural gas prices were to decrease significantly below present levels (and if such decreases were considered other than temporary), (ii) exploration, drilling and operating costs were to increase significantly beyond current levels, or (iii) we were confronted with any other significantly negative evidence pertaining to our ability to realize our NOL carry-forwards prior to their expiration, we may be required to provide a valuation allowance against our deferred tax assets. At September 30, 2014, a deferred tax asset of $599,765 has been offset by a valuation allowance of approximately $599,765, due to federal net operating loss carry-back and carry-forward limitations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Small Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's chief executive officer and principal financial offer, Maxwell Grant. Our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last report filed under this item.

                                                                          Principal      Total Offering Price/
  Date                    Title and Amount(1)             Purchaser      Underwriter     Underwriting Discounts
  ----                    -------------------             ---------      -----------     ----------------------
July 11, 2014        100,000 shares of common stock        Advisor           NA                 $0.020/NA
October 24, 2014     100,000 shares of common stock        Advisor           NA                 $0.007/NA
October 24, 2014     100,000 shares of common stock        Advisor           NA                 $0.007/NA

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

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2014.

                                       CHANCELLOR GROUP, INC.


                                       By: /s/ Maxwell Grant
                                           -------------------------------------
                                           Maxwell Grant
                                           Chief Executive Officer and
                                           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on November 13, 2014.


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